Form 10QSB
period 2004-11-30
SWAP & SHOP.NET CORP.
filed 2005-07-12
CIK 1321510

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                           File Number 000-51421

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

As of November 30, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

On March 3, 2005 SWAP AND SHOP.NET CORP received CUSIP NUMBER: 869894 10 5 (attached as Exhibit 99.2)

On March 23, 2005 SWAP AND SHOP.NET CORP received CIK NUMBER: 1321510 (attached as Exhibit 99.4)











SWAP AND SHOP.NET CORP            Form 10-QSB          NOVEMBER 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           November 30, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Statements of Operations
           Six Months Ended November 30, 2004 and From Inception,
           March 1, 2004, Through November 30, 2003 . . . . . . . . . .  5

          Statements of Operations
           Three Months Ended November 30, 2004 and From Inception,
           March 1, 2004, Through November 30, 2003 . . . . . . . . . .  6

          Statement of Changes in Shareholders' Equity
           From Inception, March 1, 2004, Through November 30, 2004  . . 7

          Statements of Cash Flows
           Six Months Ended November 30, 2004 and From Inception,
           March 1, 2004, Through November 30, 2003. . . . . . . .  . .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 23

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 32


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 33

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 33

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 43


                                     2
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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
Swap and Shop.net Corp.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheet of Swap and Shop.net Corp. as of November 30, 2004 and May 31, 2004, and the related statements of operations, for the three-month periods and the six-month periods from inception, March 1, 2004, through November 30, 2004 and 2003, the statement of changes in stockholders' equity from March 1, 2004, through November 30, 2004, and the statements of cash flows for the six-month periods from inception, March 1, 2004, through November 30, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of SWAP AND SHOP.NET CORP.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 5, 2005

SWAP AND SHOP.NET CORP
BALANCE SHEET
(UNAUDITED)
                                            NOVEMBER 30, 2004    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $       4,744   $          -
         Prepaid Expense                                    9              9
                                                  ------------   ------------
             Total Current Assets                       4,753              9
                                                  ------------   ------------
    Other Assets
         Intangible Assets                                 59             66

                                                  ------------   ------------
             Total Other Assets                            59             66
                                                  ------------   ------------
TOTAL ASSETS                                    $       4,812   $         75
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          -
            Notes Payable                                  79             79
            Shareholder Loans                           8,000              -
                                                  ------------   ------------
         Total Current Liabilities                      8,081             79
                                                  ------------   ------------
  Total Liabilities                                     8,081             79
                                                  ------------   ------------
  Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996              -
         Paid-in-Capital                               (4,996)             -
         Accumulated deficit                           (3,269)            (4)
                                                  ------------   ------------
  Total Stockholders' Equity                           (3,269)            (4)
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $      4,812  $          75
                                                  ============   ============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

SWAP AND SHOP.NET CORP
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FROM INCEPTION,
MARCH 1, 2004, THROUGH NOVEMBER 30, 2003

(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                 3,258                -
            Sales and Marketing                            -                -
            Amortization                                   7                -
                                                 ------------     ------------
          Total Operating Expenses                     3,265                -

                                                 ------------     ------------
          Loss from Operations                        (3,265)               -
                                                 ------------     ------------
   Net Loss                                      $    (3,265)     $         0
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

SWAP AND SHOP.NET CORP
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2004 AND FROM INCEPTION,
MARCH 1, 2004, THROUGH NOVEMBER 30, 2003
(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003

     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                 3,258                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                     3,262                -

                                                 ------------     ------------
          Loss from Operations                        (3,262)               -
                                                 ------------     ------------
   Net Loss                                      $    (3,262)     $         0
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

SWAP AND SHOP.NET CORP
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION MARCH 1, 2004, THROUGH NOVEMBER 30, 2004
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                  0   $    0    $    0    $    0       $    0
  March 1, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100        0         0         0            0


Net Operating Loss       -        -         -        (4)          (4)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0         -        (4)          (4)

Cancellation of
 Common Stock
 by eCom eCom         (100)      (0)       (0)        0            0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996    (4,996)        0            0

Net Operating Loss       -        -         -    (3,265)      (3,265)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2004  $49,955,112  $ 4,996  $ (4,996) $ (3,269)    $ (3,269)
                =========== ======== ========= ========== ===========

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     7
SWAP AND SHOP.NET CORP
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FROM INCEPTION,
MARCH 1, 2004, THROUGH NOVEMBER 30, 2003
(UNAUDITED)

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers             $           0       $           -
    Cash paid to suppliers of goods
        and services                                (3,256)                  -
    Income Taxes Paid                                    0                   -
    Interest Paid                                        0                   -
    Interest Received                                    0                   -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                       (3,256)                  -
                                            _______________    ________________
Cash Flows From Investing Activities
    Acquisition of Intangible Assets                  (166)                  -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities               (166)                  -
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders             10,000                   -
    Proceeds of Loans from Related Company          (2,000)                  -
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                        8,000                   -
                                            _______________    ________________
Net Increase / (Decrease) in Cash                    4,744                   -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004
 from Inception, March 1, 2004                           0                   0
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Nov 30, 2004                  $      4,744       $           -
                                            ===============    ================









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8
SWAP AND SHOP.NET CORP
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FROM INCEPTION,
MARCH 1, 2004, THROUGH NOVEMBER 30, 2003
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                           _________________   ________________

    Net Income (Loss)                        $      (3,265)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                      7                   -
    Cash was increased by:
      Increase in accounts payable                       2                   -
      Decrease in prepaid assets                         -                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (3,256)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------



















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     9
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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






                                     10
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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




                                     11
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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




                                     12
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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




                                     13
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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





                                     14
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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




                                     15
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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








                                     16
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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




                                     17
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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






                                     18
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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









                                     19
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending November 30, 2004 and May 31, 2004 is $11 and $4 respectively. Amortization expense for the periods ending November 30, 2004 and 2003 is $4 and $0 respectively.


NOTE H - OTHER ASSETS

None


NOTE I -STOCKHOLDERS LOANS & NOTES PAYABLE

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.


NOTE J - COMMITMENTS AND CONTINGENCIES

None


NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2004 totals approximately $19. These carryforwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.
The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent







                                     20
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE K - INCOME TAXES (CONTINUED)

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

NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the six months ended November 30, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.


NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    November 30, 2004
                                                    --------------
         Loss carry forward for tax purposes        $          19
                                                    ==============
         Deferred tax asset (34%)                               6
         Valuation allowance                                   (6)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2004 was approximately
$18. These carryforwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.





                                     21
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $79 for funds advanced to the Company for its' operations. American Capital is owed $8,000 for funds advanced to the Company for its operations.


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





                                     22
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The Company has adopted SFAS No. 150 and the adoption has had no impact on the Company's operating results or financial position.

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




                                    23
SWAP AND SHOP.NET
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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





                                    24
SWAP AND SHOP.NET
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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


                                    25

SWAP AND SHOP.NET
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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


                                    26
SWAP AND SHOP.NET
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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




                                    27
SWAP AND SHOP.NET
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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


                                    28
SWAP AND SHOP.NET
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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


                                    29

SWAP AND SHOP.NET
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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



                                    30
SWAP AND SHOP.NET
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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









                                     31

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


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.





                                     32

SWAP AND SHOP.NET CORP
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

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

                                    33
SWAP AND SHOP.NET
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332
                                    34
SWAP AND SHOP.NET
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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


                                    35
SWAP AND SHOP.NET
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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


                                    36
SWAP AND SHOP.NET
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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





                                    37
SWAP AND SHOP.NET
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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


                                    38
SWAP AND SHOP.NET
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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



                                    39
SWAP AND SHOP.NET
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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


                                    40
SWAP AND SHOP.NET
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

The Company does not have any off-balance sheet arrangements.












































                                     41



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
















                                     42

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

July 8, 2005                      By:  /s/  Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

July 8, 2005                      By:  /s/  Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer


SIGNATURES AND CERTIFICATIONSEXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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



                                     43
SWAP AND SHOP.NET CORP

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

                                     44
SWAP AND SHOP.NET CORP

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Swap and Shop.net Corp., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2004 as filed with the Securities and Exchange Commission
(the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:



                                     45

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


























                                     46