Form 10KSB
period 2005-05-31
SWAP & SHOP.NET CORP.
filed 2005-08-02
CIK 1321510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended May 31, 2005
                   --------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-51421
                        --------------------------------
                              Swap & Shop.net Corp
                        --------------------------------
                 (Name of small business issuer in its charter)


       Florida                                          20-1449332
       ------                                           ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

        100 Village Square Crossing, Suite 202                   33410
                Palm Beach Gardens, FL
        -------------------------------------------------        -----
        (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: (561) 207-6395


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, par value $.01 per share  CUSIP NUMBER: 869894 10 5
     -------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No







Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:     $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:       Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2005, the issuer had 5,499,503 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__








































SWAP & SHOP.NET CORP                           Form 10-KSB     MAY 31, 2005

                                       INDEX

                                                                    PAGE NO.
PART I


ITEM 1    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 4

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 12

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 12

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 12

ITEM 6    MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . 13

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . 21

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  . . . . . . . . 41

ITEM 8A   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 41

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS . . . . . . . 42

ITEM 10  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . 43

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 43

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 44

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 44

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . 45

SIGNATURES AND CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . 45














SWAP AND SHOP.NET
GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to Swap & Shop.net Corp. ("Swap & Shop.net Corp."). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I
ITEM 1.     DESCRIPTION OF BUSINESS.

Swap and Shop.net Corp. (the "Company") was incorporated in the State of Florida on January 21, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which originally traded on the OTC/Bulletin Board under the symbol 'ECEC. 'Due to reasons stated below, eCom was de-listed from the OTCBB to the Pink Sheets, but is taking the necessary steps to be re-listed on the OTCBB. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.("American Capital.") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed
                                    4
SWAP AND SHOP.NET
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004, and the shares of MyZipSoft were distributed to its shareholders on June 2, 2005.

On March 2, 2004, the Board of Directors of eCom approved the spinoff of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332
                                    5
SWAP AND SHOP.NET
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
                                    6
SWAP AND SHOP.NET
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this
                                    7
SWAP AND SHOP.NET
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

During the period from late December 2004 through mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without process of restoring shareholder value is well underway, Mr. Richmond plans to compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is
                                    8
SWAP AND SHOP.NET
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.


                                    9
SWAP AND SHOP.NET
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

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

---  end of May 31, 2005 8-K -

On June 2, 2005, eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

                                    10
SWAP AND SHOP.NET
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

Employees.  The Company has no employees.





                                    11
SWAP AND SHOP.NET

ITEM 2. DESCRIPTION OF PROPERTY.

The company does not own any real property. The company is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410, consisting of approximately 1,485 square feet of office space. The company shares the office with American Capital Holdings, Inc.(ACH). ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $4,196 per month including sales tax.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, however an Involuntary Bankruptcy Petition has been filed by the creditors of eCom against eCom. These proceedings are pending in the Federal District Court in Broward County, Florida.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Stock. There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue.

On March 3, 2005 Swap and Shop.net Corp. applied and received CUSIP NUMBER:
869894 10 5 (attached as Exhibit 99.2)

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange.
If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

Security Holders. The Company has approximately 5,000 shareholders. The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.

Dividends. There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.





                                    12
SWAP AND SHOP.NET

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

On March 2, 2004, the Board of Directors of eCom approved the spin off of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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


                                    13
SWAP AND SHOP.NET
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004,
                                    14
SWAP AND SHOP.NET
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including its de-listing from the OTCBB, as described below.

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

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia
                                    15
SWAP AND SHOP.NET
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.

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

During the period from late December 2004 through mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory
                                    16
SWAP AND SHOP.NET
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

compliance. This endeavor included the preparation of (a) thirty (30) 10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding
                                    17
SWAP AND SHOP.NET
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

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







                                    18
SWAP AND SHOP.NET
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of
                                    19
SWAP AND SHOP.NET
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

SUCCESS OF OPERATIONS WILL DEPEND ON THE AVAILABILITY OF CAPITAL. Realization of

the business' perceived potential will require significant capital. If the Company is not able to raise the funds to provide this capital, or to otherwise locate the required capital for the business, the company may never attain profitability.

LIMITED TIME COMMITMENT OF MANAGEMENT. While developing the Company's business plan, seeking business opportunities, and providing managerial resources, management will not be devoting its full time and efforts to the Company and will depend on other operational personnel. The Company's directors and officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the limited time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.



                                    20
SWAP AND SHOP.NET
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

NO PUBLIC MARKET CURRENTLY EXISTS. There is currently no public market for the Company's common stock, until such time as the Company's Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

There can be no assurance that a market will in fact develop at any time, or that a shareholder ever will be able to liquidate his investment without considerable delay. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's stock.

ITEM 7. FINANCIAL STATEMENTS.
The page numbers for the financial statement categories are as follows:


   Swap and Shop.net Corp.                              May 31, 2005

                          INDEX - PART F/S


          FINANCIAL STATEMENTS

          Independent Auditors' Report. . . . . . . . . . . . . F-2

          Balance Sheets
           May 31, 2005 and May 31, 2004 . . . . . . . . . . .  F-3

          Statements of Operations
           Twelve Months Ended May 31, 2005 and for the period
           From Inception, March 1, 2004 to May 31, 2004. . . . F-4

          Statement of Changes in Shareholders' Equity
            March 1, 2004 through May 31, 2005. . . . . . . . . F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2005 and for the period
           From Inception, March 1, 2004 to May 31, 2004. . . . F-6

          Notes to Financial Statements  . . . . . . . . . . .  F-8






                                     F-1

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


                       Independent Auditors' Report


To the Board of Directors and Stockholders
Swap and Shop.net Corp.
Palm Beach Gardens, Florida

We have audited the accompanying balance sheet of Swap and Shop.net Corp. as of May 31, 2005 and 2004 and the related statements of operations, changes in shareholders' equity and cash flows for the year ended May 31, 2005 and for the period from inception, March 1, 2004, through May 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swap and Shop.net Corp. as of May 31, 2005 and 2004 and the results of its operations and cash flows for the year ended May 31, 2005 and for the period from inception, March 1, 2004, through May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
July 1, 2005









                                    F-2
SWAP AND SHOP.NET CORP
BALANCE SHEETS

                                                MAY 31, 2005    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      50,677   $          0
         Prepaid Expense                                    9              9
         Loans Receivable Related Parties                 700              0
                                                  ------------   ------------
             Total Current Assets                      51,386              9
                                                  ------------   ------------
    Other Assets
            Intangible Assets                              52             66


                                                  ------------   ------------
             Total Other Assets                            52             66
                                                  ------------   ------------
TOTAL ASSETS                                    $      51,438   $         75
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $       1,152   $          0
            Notes Payable                                  79             79
            Shareholder Loans                          36,028              0
                                                  ------------   ------------
         Total Current Liabilities                     37,259             79
                                                  ------------   ------------
  Total Liabilities                                    37,259             79
                                                  ------------   ------------
  Stockholders' Equity
         Common Stock $.01 par value, 100 million
          shares authorized, 5,499,503 shares issued
          and outstanding                              54,995              -
         Paid-in-Capital                               (4,995)             -
         Retained Earnings (deficit)                  (35,821)            (4)
                                                  ------------   ------------
  Total Stockholders' Equity                           14,179             (4)
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $     51,438   $         75
                                                  ============   ============









See accompanying summary of accounting policies and notes to financial statements.

                                     F-3
SWAP AND SHOP.NET CORP
STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS ENDED MAY 31, 2005 AND FOR THE PERIOD
FROM INCEPTION, MARCH 1, 2004 TO MAY 31, 2004


                                                      2005            2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                35,803                4
            Sales and Marketing                            -                -
            Amortization                                  14                -
                                                 ------------     ------------
          Total Operating Expenses                    35,817                4

                                                 ------------     ------------
          Loss from Operations                       (35,817)              (4)
                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
   Net Other Expenses                                      -                -

                                                 ------------     ------------
   Net Loss                                      $   (35,817)     $        (4)
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.07)     $     (4.00)
                                                 ============     ============


Weighted Average Shares Outstanding                  509,096                1
                                                 ============     ============












See accompanying summary of accounting policies and notes to financial statements.

                                     F-4
SWAP AND SHOP.NET CORP
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004, THROUGH MAY 31, 2005

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares     $.01   Capital  (Deficit)    Equity
                ----------- -------- --------- ---------- -----------
Balance                  0     $  0      $   0     $    0      $   0
  March 1, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.      1        0          0          0          0


Net Operating Loss       -        -          -         (4)        (4)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004            1        0          -         (4)        (4)

Cancellation of
 Common Stock
 by eCom eCom           (1)       0          0          0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders      499,503    4,995    (4,995)         0           0

Sale of  Common
 Stock to
 American Capital
 Holdings, Inc.  5,000,000   50,000         0          0      50,000

Net Loss                 -        -         -    (35,817)    (35,817)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2005    5,499,503 $ 54,995  $ (4,995) $ (35,821)  $  14,179
                =========== ======== ========= ========== ===========










See accompanying summary of accounting policies and notes to financial statements.

                                     F-5



SWAP AND SHOP.NET CORP
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2005 AND FOR THE PERIOD FROM
INCEPTION, MARCH 1, 2004, THROUGH MAY 31, 2004


                                              May 31, 2005         May 31, 2004
                                           _______________     ________________

Cash Flows From Operating Activities
    Cash received from customers           $             -      $             -
    Cash paid to suppliers of goods
        and services                               (34,651)                 (13)
    Income Taxes Paid                                    -                    -
    Interest Paid                                        -                    -
    Interest Received                                    -                    -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                      (34,651)                 (13)
                                            _______________    ________________
Cash Flows From Investing Activities
    Payment of Intangible Assets                         -                    -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                    -
                                            _______________    ________________
Cash Flows From Financing Activities
         Proceeds from Sale of Common Stock
          (Net stock issue costs $0)                50,000                    -
         Loans from Shareholders                    36,028                   79
         Loans to related companies                   (700)                 (66)
                                            _______________    ________________
        Net Cash Flows Provided By
         Financing Activities                       85,328                   13
                                            _______________    ________________
Net Increase in Cash                                50,677                   (0)

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004
 And March 1, 2004                                       -                    -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, May 31, 2005 and 2004       $       50,677      $            (0)
                                            ===============    ================









See accompanying summary of accounting policies and notes to financial statements.

                                     F-6

SWAP AND SHOP.NET CORP
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2005 AND FOR THE PERIOD
FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2004


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                              MAY 31, 2005         MAY 31, 2004
                                           _________________   ________________

    Net Income (Loss)                        $     (35,817)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                     14                   -
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                   1,152                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -

                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $     (34,651)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

None











See accompanying summary of accounting policies and notes to financial statements.


                                     F-7






SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

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

On March 2, 2004, the Board of Directors of eCom approved the spin off of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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



                                     F-8
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

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


                                     F-9


SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

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


                                     F-10
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

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

SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

During the period from late December 2004 through mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

Due to Mr. Panaia's health-related issues, during the period of January through mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without

SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To begin the process of paying expenses relating to the commencement of their respective business purposes, on May 31, 2005 several new shareholders provided initial funding of $400,000 to eight (8) of the above referenced companies. This funding will be reflected in each company's forthcoming respective Form 10SB audits and filings, which are planned to be filed by July 8, 2005. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company throughout the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management believes these efforts combined with execution of the new business plans not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS


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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

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

SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

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

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of

                                     F-15
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

                                     F-16

SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004


NOTE C - NOTES RECEIVABLE

None


NOTE D - LOANS RECEIVABLE RELATED PARTIES

The Loan is a non-interest bearing, non-collateralized loan to a related party.

NOTE E - PROPERTY AND EQUIPMENT

None


NOTE F - PREPAID EXPENSES

None


NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the period ending May 31, 2005 and May 31, 2004 is $18 and $4, respectively. Amortization expense for the three-months ending May 31, 2005 and 2004 is $4 and $4, respectively.

NOTE H - OTHER ASSETS

None


NOTE I -Stockholders Loans & Notes Payable

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.


NOTE J - COMMITMENTS AND CONTINGENCIES

None




                                     F-17



SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 totals approximately $30,572. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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


NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the twelve months ended May 31, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.














                                    F-18


SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    May 31, 2005
                                                    --------------
         Loss carry forward for tax purposes        $      30,572
                                                    ==============
         Deferred tax asset (34%)                          10,394
         Valuation allowance                              (10,394)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 was approximately
$30,572. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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




                                     F-19
SWAP AND SHOP.NET CORP
NOTES TO FINANCIAL STATEMENTS
TWELVE MONTHS ENDED MAY 31, 2005 AND 2004

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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



                                     F-20

SWAP AND SHOP.NET

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

Item 8A. Controls and Procedures.

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Annual Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

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

In accordance with SEC requirements, the CEO/CHAIRMAN and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                    41
SWAP AND SHOP.NET

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.

The following individuals are our executive officers and the members of our board of directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. Our by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. The board of directors elects officers annually and their terms of office are at the discretion of the board.


Name                    Age                    Positions Held
---------------------   ---             ---------------------------------
Barney A. Richmond       53                Chairman/President/Secretary
                                                   Director

Richard C. Turner        45                Treasurer/Director

Linda A. Pellecchia      45                Director

Christopher J. Dillon    41                Director

Barney A. Richmond, 53, has been Secretary and a Director of the Company since January 2004. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc, Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc. Mr. Richmond is also Chairman and a Director of American Capital Holdings, Inc.

Richard C. Turner, 45, has been Treasurer and Director of the Company since January 2004. From September 1990, until he joined the Company in June 2001, Mr. Turner worked as in the offices of Glenn G. Schanel, CPA, assisting clients with accounting, tax and office technology issues. A 1981 graduate of Rutgers University, Mr. Turner attended graduate school at New York University until 1989. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at First American Bank, Lake Worth, FL, where he was responsible for the bank's financial reporting, budgeting and cost accounting.

Linda A. Pellecchia, 45, has been a Director of the Company since April 2005. Mrs. Pellecchia graduated from the University of New York with a Science, Math and Technology degree, with a minor in Computer Science. She is currently employed by American Capital Holdings, Inc. as Systems Administrator.

Christopher J. Dillon, 41, has been a Director of the Company since April 2005. Mr. Dillon entered the insurance business in 1982 and has served in a variety of
                                    42
SWAP AND SHOP.NET
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

sales and management position over this time. Mr. Dillon attended Canisius College where he majored in Marketing and Business Management and holds numerous professional licenses and certifications.
Our Board of Directors has determined that we have at least one financial expert, Richard C. Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

A Code of Ethics that applies to our chief executive and senior financial officers, as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors for review. Both Codes will be considered for adoption by the Board of Directors at its next meeting.

ITEM 10. EXECUTIVE COMPENSATION.

To date, the Company has not paid any compensation to any director or executive officer. No arrangements have been made for compensation of Directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date of this filing, there are a total of 5,499,503 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.
                                              Number of        % of Shares
Name and Address                              Shares Owned     Outstanding
----------------                              --------------   -----------
Barney A. Richmond, Director & President               0                0
601 Seafarer Cir.
Jupiter, FL

Richard C. Turner, Director, Treasurer
 & Chief Financial Officer                         47,194             .9
4200 Oak Street
Palm Beach Gardens, FL

American Capital Holdings, Inc.
100 Village Square Crossing, Suite 202
Palm Beach Gardens, FL                          5,016,271           91.2

Linda A. Pellecchia, Director                          0                0
10701 S. Ocean Drive
Jensen Beach, FL  34957

Christopher J. Dillon, Director                        0                0
38 Fox Hunt Road
Lancaster, NY  14086
                                             ------------           -------
All Directors & Executive Officers (4 PERSONS)     47,194             .9
                                    43
SWAP AND SHOP.NET

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits
Exhibit No.        Description
     Exhibit 3.1   Amended Articles of Incorporation of the company filed
                   March 1, 2004 (incorporated by reference to the Company's
                   Form 10SB)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

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

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005 (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.5 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.6 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed June 2, 2005(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.7 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc. (incorporated by reference to the Company's Form 10SB)
                                    44
SWAP AND SHOP.NET

(b) Reports on Form 8-K:
    The Company filed no reports on Form 8-K during the period covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $1,148 for the fiscal year ended May 31, 2005, and $0 for the fiscal year ended May 31, 2004.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $225 for the fiscal year ended May 31, 2005, and $0 for the fiscal year ended May 31, 2004.

SIGNATURES

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned hereunder duly authorized.




Swap and Shop.net Corp.

July 21, 2005                               By:  /s/ Barney A. Richmond
                                                  Barney A. Richmond
                                                  President

                                                  /s/ Richard C. Turner
                                                  Richard C. Turner
                                                  Chief Financial Officer













                                    45
SWAP AND SHOP.NET CORP.

Exhibit 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this annual report on Form 10-KSB of Swap and Shop.net
Corp.,

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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


Date: July 1, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
President


Exhibit 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this report on Form 10-KSB of Swap and Shop.net Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

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



SWAP AND SHOP.NET CORP.

Exhibit 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (CONTINUED)


6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2005

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Treasurer


Exhibit 32
CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Swap and Shop.net Corp., a Florida corporation (the "Company"), on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      /s/    Barney A. Richmond

      Barney A. Richmond
      President
      July 21, 2005

      /s/     Richard C. Turner

      Richard C. Turner
      Treasurer
      July 21, 2005




[A signed original of this written statement required by Section 906 has been provided to Swap and Shop.net Corp. , Inc. and will be retained by Swap and Shop.net Corp. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to Swap and Shop.net Corp., 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.

Exhibit 31.2

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of Swap & Shop.net Corp.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 21, 2005

   /s/ Richard C. Turner
---------------------------
Richard C. Turner, Chief Financial Officer

Exhibit 32
In connection with the Annual Report of Swap & Shop.net Corp. (the 'Company') on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the 'Report'), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


           /s/ Barney A. Richmond
          -----------------------
       Barney A. Richmond, President
       July 21, 2005


           /s/ Richard C. Turner
          -----------------------
       Richard C. Turner, Chief Financial Officer
       July 21, 2005