Form 10QSB
period 2005-08-31
SWAP & SHOP.NET CORP.
filed 2005-10-18
CIK 1321510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2005
                            File Number 000-51421

                           SWAP AND SHOP.NET CORP.



(Exact name of small business issuer as specified in its charter)



              Florida                                20-1449332

  (State or other Jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                     100 VILLAGE SQUARE CROSSING, SUITE 202
                      PALM BEACH GARDENS, FLORIDA 33410


                   (Address of principle executive offices)

                               (561)   207-6395


             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of August 31, 2005 the issuer had 9,385,729 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005 SWAP AND SHOP.NET CORP. applied and received Cusip Number:
869894 10 5

On March 23, 2005 SWAP AND SHOP.NET CORP. received CIK Number: 1321510
















SWAP AND SHOP.NET CORP.            Form 10-QSB               AUGUST 31, 2005

                                    INDEX

                                                                 PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Independent Accountants' Report............................3

          Balance Sheets
           August 31, 2005 and 2004..................................4

          Statement of Operations
           Three Months Ended August 31, 2005 and 2004...............5

          Statement of Changes in Stockholders' Equity
            May 31, 2004 through August 31, 2005.....................6

          Statement of Cash Flows
           Three Months Ended August 31, 2005 and 2004...............7

          Notes to Financial Statements..............................9

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....22

ITEM 3 Controls and Procedures.......................................30


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................31

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................31

ITEM 3 Defaults Upon Senior Securities...............................31

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........31

ITEM 5 Subsequent Events.............................................31

ITEM 6 Exhibits......................................................39

SIGNATURES AND CERTIFICATIONS........................................40






                                      2







                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U.S. Highway 1, Suite 100
                       North Palm Beach, Florida 33408
                                (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
SWAP AND SHOP.NET CORP.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of SWAP AND SHOP.NET CORP. as of August 31, 2005 and August 31, 2004, and the related statements of operations, for three-month periods ended August 31, 2005 and 2004, the statement of changes in stockholders' equity from May 31, 2004 through August 31, 2005, and the statement of cash flows for the three month periods ended August 31, 2005, and 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of SWAP AND SHOP.NET CORP.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United
States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 13, 2005








                                      3





SWAP AND SHOP.NET CORP.
BALANCE SHEETS
(UNAUDITED)

                                             AUGUST 31,2005   AUGUST 31, 2004
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $     7,484        $   10,000
         Prepaid Expense                              559                 9
         Notes Receivable                             700                 -
                                             -------------       ------------

             Total Current Assets                   8,743            10,009
                                             -------------       ------------

    Property & Equipment, Net

    Other Assets
         Intangible Assets, Net                        49                62
                                             -------------       ------------
             Total Other Assets                        49                62
                                             -------------       ------------

TOTAL ASSETS                                  $     8,792        $   10,071
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $     2,265        $        -
            Notes Payable                              79                79
            Shareholder Loans                           -            10,000
                                             -------------       ------------
         Total Current Liabilities                  2,344            10,079
                                             -------------       ------------
     Total Liabilities                              2,344            10,079
                                             -------------       ------------

     Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 9,385,729 shares issued
         and outstanding                           93,857

        Common Stock $.01 par value, 100 million
         Shares authorized, 499,551 shares issued
         and outstanding                                              4,995

        Paid-in-Capital                            (4,995)           (4,995)

        Retained Earnings (deficit)               (82,414)               (8)
                                             -------------       ------------
  Total Stockholders' Equity (Deficit)              6,448                (8)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $      8,792         $  10,071

                                             =============       ============


See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                        4


SWAP AND SHOP.NET CORP.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2005 AND 2004
(UNAUDITED)

                                              AUGUST 31,2005   AUGUST 31,2004
                                               ------------      ------------
      Revenues
             Net Sales                         $         -       $         -
             Cost of Sales
                                               -------------     ------------
                 Gross Profit

      Operating Expenses
              General and Administrative            46,589                 -
              Sales and Marketing
              Amortization                               4                 4
                                               -------------     ------------
            Total Operating Expenses                46,593                 4

                                               -------------     ------------
            Loss from Operations                   (46,593)               (4)
                                               -------------     ------------

          Net Other Expenses

                                               -------------     ------------
      Net Loss                                 $   (46,593)      $        (4)
                                               =============     ============

Basic and Diluted
 Net loss Per Common Share                     $      (.004)      $      .00
                                               =============     ============


Weighted Average Shares Outstanding                9,385,000          499,551
                                               =============     ============











See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      5









SWAP AND SHOP.NET CORP
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2004 THROUGH AUGUST 31, 2005

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares     $.01   Capital  (Deficit)    Equity
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004            1   $    0   $      -   $    (4)    $   (4)

Cancellation of
 Common Stock
 by eCom eCom           (1)       0          0         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders      499,503    4,995    (4,995)         0           0

Net Loss                 -        -         -         (4)         (4)
                ----------- -------- --------- ---------- -----------
Balance,
 August 31, 2005   499,503    4,995    (4,995)        (8)         (8)

Sale of  Common
 Stock to
 American Capital
 Holdings, Inc.  5,000,000   50,000         0          0      50,000

Net Loss
 9/1/2004 -5/31/2005     -        -         -    (35,813)    (35,813)

Sale of  Common
 Stock to
 American Capital
 Holdings, Inc.  3,886,226   38,862         0          0      38,862

Net Loss                 -        -         -    (46,593)    (46,593)
                ----------- -------- --------- ---------- -----------
Balance,
 Aug 31, 2005    9,385,729 $ 93,857  $ (4,995) $ (82,414)  $   6,448
                =========== ======== ========= ========== ===========










See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  6





SWAP AND SHOP.NET CORP.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2005 AND 2004
(UNAUDITED)

                                          AUGUST 31, 2005  AUGUST 31, 2004
                                           -------------    ------------


Cash Flows From Operating Activities
    Cash received from customers          $                    $
    Cash paid to suppliers of goods
        and services                            (46,026)            -
    Income Taxes Paid
    Interest Paid
    Interest Received


        Net Cash Flows Used in
         Operating Activities                   (46,026)            -


Cash Flows From Investing Activities
    Payment of Intangible Assets


        Net Cash Flows Provided By
         (Used In) Investing Activities              -              -


Cash Flows From Financing Activities
    Repayment of Loan from related companies    (36,029)            -
    Proceeds of Loans from stockholders                        10,000
    Proceeds from sale of Stock                  38,862             -


        Net Cash Flows Provided By
         Financing Activities                     2,834        10,000


Net Increase / (Decrease) in Cash               (43,192)       10,000

Cash and Cash Equivalents at
 Beginning of Period                             50,677            -



Cash and Cash Equivalents at
 End of Period                            $       7,484       $ 10,000
                                          ===============    ==============








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  7







SWAP AND SHOP.NET CORP.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2005 AND 2004
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating
Activities


                                          AUGUST 31, 2005  AUGUST 31, 2004
                                           -------------   ------------


  Net Income (Loss)                       $     (46,593)       $   (4)
  Add items not requiring outlay of cash:

   Depreciation and amortization                      4             4
 Cash was increased by:
   Decrease in prepaid assets
   Increase in accounts payable                   1,113             -
 Cash was decreased by:
   Increase in inventory
   Decrease in accounts payable
   Increase in prepaid assets                      (550)            -


      Net Cash Flows Used in
       Operating Activities               $     (46,026)        $   -
                                          ===============   ==============
















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  8
















SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

SWAP AND SHOP.NET CORP. (the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which originally traded on the Bulletin Board under the symbol 'ECEC.' Due to reasons stated below, eCom was de-listed from the OTCBB to the pink sheets, but is taking the necessary steps to be re-listed on the OTCBB. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off of eCom's ten (10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004.
The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of SWAP AND SHOP.NET CORP. and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advise of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A.
Richmond as President of eCom. A Copy of this press release appended hereto as Exhibit 99.5 (incorporated by reference)
Paragraph two (2) of this release stated the following:

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001, SEC CIK number 0001288012, with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No. 4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.

The individual companies are listed below:

USA Performance Products, Inc.  FL Corp. No. P98000006586   Fed.
ID. 65-0812050
eSecureSoft, Company            FL Corp. No. P03000138385   Fed.
ID. 20-1068608
USAS Digital, Inc.              FL Corp. No. P03000147667   Fed.
ID. 20-1069232
Pro Card Corporation            FL Corp. No. P04000015631   Fed.
ID. 20-1442373
AAB National Company            FL Corp. No. P04000019818   Fed.
ID. 20-1442771
A Classified Ad, Inc.           FL Corp. No. P04000038403   Fed.
ID. 20-1447963
A Super Deal.com, Inc.          FL Corp. No. P04000040174   Fed.
ID. 20-1449410
Swap and Shop.net Corp.         FL Corp. No. P04000040176   Fed.
ID. 20-1449332

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

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all partied could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes.

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, and additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including it's de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-35435 BKC-SHF) under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million. Since
1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink Sheets, with a 52-week high of $0.23, and an ask price of $0.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.

In order to protect its $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated.

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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 Public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants,

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


Wieseneck & Andres, P.A. This liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spin-off companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

During the period from late December 2004 thru mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to all the spin-off companies. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition in Re: eCom eCom.com, Inc. Case No. 04-35435 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of
(a) thirty (30) 10QSB's; (b); ten (10) 10K's; (c) ten (10) Form
10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten (10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent-required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney
A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are totally complete.

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

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of SWAP AND SHOP.NET CORP. The
Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005 and all share certificates were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31,2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each companies forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisition. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-35435 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.

Pursuant to SEC Staff Legal Bulletin No. 4, the issuance of all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as Exhibit 99.6( incorporated by reference).

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements are subject to Bankruptcy Court approval, which hearing is scheduled for June 6, 2005.

On behalf of eCom, American Capital Holdings has filed the requisite filings to bring eCom current. The accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-00-000000.
eCom's file number is 000-23617.

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating that the Board of Directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

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

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005.
The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005. ---- end of May 31, 2005 8-K ----






On June 2, 2005, eCom eCom.com Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

In accordance with the terms set forth in the May 27, 2005 eCom eCom.com, Inc. SEC 8K filing (SEC Accession No.
00010000459-05-000001) the common share certificates of the below listed spinoff companies were sent via United States Postal First Class Certified Mail (Return Receipt Requested) today, June 2,
2005, to each of the below listed former subsidiary companies of eCom to all of the shareholders as of the record date of May 27, 2005.

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

For mail reference purposes, appended herewith, as Exhibit 99.6 (incorporated by reference), is a schedule of each shareholders last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one(1) United States Postal Certified Mail Envelope.
----end of June2, 2005 8-K----

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger, Peretz to commence with the preparation of a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Form 10 SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7 (incorporated by reference). Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
It is the policy of management to review the outstanding accounts receivable at year end, as well as the bad debt write-offs experienced in the past, and established an allowance for doubtful accounts for uncollectible amounts.

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

A Classified Ad., Inc. a related company owes the Company $700.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

None

NOTE F - PREPAID EXPENSES

The Company has prepaid expense of $559 to Florida Atlantic Stock
Transfer.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five (5) years. The Company is amortizing the asset using the straight line method over that period. Accumulated amortization for the periods ending August 31, 2005 and May 31, 2005 is $1,222 and $1,228, respectively.
Amortization expense for the periods ending August 31, 2005 and August 31, 2004 is $4 and $4, respectively.

NOTE H - OTHER ASSETS

None

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

NOTE I - STOCKHOLDER LOANS AND NOTES PAYABLE

The Stockholder loan at August 31, 2004 is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of August 31, 2005 totals approximately $82,000.
These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively.
A Valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the three months ended August 31, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                   AUGUST 31, 2005


       Loss carry forward for tax purposes         $       82,000

                                                   ================
       Deferred tax asset (34%)                            27,880
       Valuation allowance                                (27,880)


       Net deferred tax asset                      $            -
                                                   ================
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2005 was approximately $82,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities.
eCom eCom.com, Inc. is owed $79 for funds advanced to the Company for it's operations.

A Classified Ad., Inc. owes the Company $700.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2005
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted on June 1, 2003 and did not have a material effect on the Company's financial position or results of operations.

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.

SWAP AND SHOP.NET CORP.

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off of eCom's ten (10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004.
The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of SWAP AND SHOP.NET CORP. and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advise of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A.
Richmond as President of eCom. A Copy of this press release appended hereto as Exhibit 99.5 (incorporated by reference)
Paragraph two (2) of this release stated the following:

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

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001, SEC CIK number 0001288012, with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

SWAP AND SHOP.NET CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No. 4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.

The individual companies are listed below:

USA Performance Products, Inc.  FL Corp. No. P98000006586   Fed.
ID. 65-0812050
eSecureSoft, Company            FL Corp. No. P03000138385   Fed.
ID. 20-1068608
USAS Digital, Inc.              FL Corp. No. P03000147667   Fed.
ID. 20-1069232
Pro Card Corporation            FL Corp. No. P04000015631   Fed.
ID. 20-1442373
AAB National Company            FL Corp. No. P04000019818   Fed.
ID. 20-1442771
A Classified Ad, Inc.           FL Corp. No. P04000038403   Fed.
ID. 20-1447963
A Super Deal.com, Inc.          FL Corp. No. P04000040174   Fed.
ID. 20-1449410
Swap and Shop.net Corp.         FL Corp. No. P04000040176   Fed.
ID. 20-1449332

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

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all partied could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes.

SWAP AND SHOP.NET CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, and additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including it's de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-35435 BKC-SHF) under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million. Since
1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink Sheets, with a 52-week high of $0.23, and an ask price of $0.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.

In order to protect its $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly

SWAP AND SHOP.NET CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)

stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated.

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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 Public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spin-off companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

During the period from late December 2004 thru mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to all the spin-off companies. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition in Re: eCom eCom.com, Inc. Case No. 04-35435 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors

SWAP AND SHOP.NET CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)

voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of
(a) thirty (30) 10QSB's; (b); ten (10) 10K's; (c) ten (10) Form
10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten (10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent-required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney
A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are totally complete.

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

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of SWAP AND SHOP.NET CORP. The
Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005 and all share certificates were mailed on June 2, 2005.

SWAP AND SHOP.NET CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31,2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each companies forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisition. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-35435 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.

Pursuant to SEC Staff Legal Bulletin No. 4, the issuance of all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as Exhibit 99.6 (incorporated by reference).

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements are subject to Bankruptcy Court approval, which hearing is scheduled for June 6, 2005.

On behalf of eCom, American Capital Holdings has filed the requisite filings to bring eCom current. The accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-00-000000.
eCom's file number is 000-23617.

SWAP AND SHOP.NET CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating that the Board of Directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

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

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005.
The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005. ---- end of May 31, 2005 8-K ----




On June 2, 2005, eCom eCom.com Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

In accordance with the terms set forth in the May 27, 2005 eCom eCom.com, Inc. SEC 8K filing (SEC Accession No.
00010000459-05-000001) the common share certificates of the below listed spinoff companies were sent via United States Postal First Class Certified Mail (Return Receipt Requested) today, June 2,
2005, to each of the below listed former subsidiary companies of eCom to all of the shareholders as of the record date of May 27, 2005.

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

For mail reference purposes, appended herewith, as Exhibit 99.6 (incorporated by reference), is a schedule of each shareholders last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one(1) United States Postal Certified Mail Envelope.
----end of June2, 2005 8-K----

SWAP AND SHOP.NET CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger, Peretz to commence with the preparation of a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Form 10 SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7 (incorporated by reference). Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations. While the Company intends to try to run these operations profitably there can be no assurance that the Company will be successful or profitable.

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

SWAP AND SHOP.NET CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(CONTINUED)

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

NO PUBLIC MARKET CURRENTLY EXISTS. There is currently no public market for the Company's common stock, and it is not expected that any such market will develop until such time as the Company has filed a Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has declared that Registration Statement to be effective. There can be no assurance that a market will in fact develop at any time, or that a shareholder ever will be able to liquidate his investment without considerable delay. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the Company's stock.


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'
("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO") and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

SWAP AND SHOP.NET CORP.
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

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

ITEM 5. SUBSEQUENT EVENTS

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off of eCom's ten (10) operating subsidiary companies.

SWAP AND SHOP.NET CORP.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004.
The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of SWAP AND SHOP.NET CORP. and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advise of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A.
Richmond as President of eCom. A Copy of this press release appended hereto as Exhibit 99.5 (incorporated by reference)
Paragraph two (2) of this release stated the following:

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

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001, SEC CIK number 0001288012, with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No. 4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.

The individual companies are listed below:

USA Performance Products, Inc.  FL Corp. No. P98000006586   Fed.
ID. 65-0812050
eSecureSoft, Company            FL Corp. No. P03000138385   Fed.
ID. 20-1068608
USAS Digital, Inc.              FL Corp. No. P03000147667   Fed.
ID. 20-1069232
Pro Card Corporation            FL Corp. No. P04000015631   Fed.
ID. 20-1442373
AAB National Company            FL Corp. No. P04000019818   Fed.
ID. 20-1442771
A Classified Ad, Inc.           FL Corp. No. P04000038403   Fed.
ID. 20-1447963
A Super Deal.com, Inc.          FL Corp. No. P04000040174   Fed.
ID. 20-1449410
Swap and Shop.net Corp.         FL Corp. No. P04000040176   Fed.
ID. 20-1449332

SWAP AND SHOP.NET CORP.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all partied could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes.

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, and additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including it's de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United

SWAP AND SHOP.NET CORP.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

States Southern District Bankruptcy Court (In Re: Case No. 04-35435 BKC-SHF) under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million. Since
1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink Sheets, with a 52-week high of $0.23, and an ask price of $0.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.

In order to protect its $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated.

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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 Public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of

SWAP AND SHOP.NET CORP.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spin-off companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

During the period from late December 2004 thru mid-March 2005, American Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to all the spin-off companies. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition in Re: eCom eCom.com, Inc. Case No. 04-35435 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of
(a) thirty (30) 10QSB's; (b); ten (10) 10K's; (c) ten (10) Form
10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten (10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent-required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney
A. Richmond, who has agreed to do so without

SWAP AND SHOP.NET CORP.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are totally complete.

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

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of SWAP AND SHOP.NET CORP. The
Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005 and all share certificates were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31,2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each companies forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisition. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

SWAP AND SHOP.NET CORP.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-35435 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.

Pursuant to SEC Staff Legal Bulletin No. 4, the issuance of all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as Exhibit 99.6 (incorporated by reference).

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements are subject to Bankruptcy Court approval, which hearing is scheduled for June 6, 2005.

On behalf of eCom, American Capital Holdings has filed the requisite filings to bring eCom current. The accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-00-000000.
eCom's file number is 000-23617.

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating that the Board of Directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

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

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005.
The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005. ---- end of May 31, 2005 8-K ----

SWAP AND SHOP.NET CORP.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

On June 2, 2005, eCom eCom.com Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

In accordance with the terms set forth in the May 27, 2005 eCom eCom.com, Inc. SEC 8K filing (SEC Accession No.
00010000459-05-000001) the common share certificates of the below listed spinoff companies were sent via United States Postal First Class Certified Mail (Return Receipt Requested) today, June 2,
2005, to each of the below listed former subsidiary companies of eCom to all of the shareholders as of the record date of May 27, 2005.

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

For mail reference purposes, appended herewith, as Exhibit 99.6 (incorporated by reference), is a schedule of each shareholders last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one(1) United States Postal Certified Mail Envelope.
----end of June2, 2005 8-K----


On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger, Peretz to commence with the preparation of a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Form 10 SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7 (incorporated by reference). Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

The Company does not have any off-balance sheet arrangements.

SWAP AND SHOP.NET CORP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification

     Exhibit 99.1 eCom eCom.com, Inc. Form 10 QSB filed April 14, 2004 with the Securities and Exchange Commission, file number 000-003617,accession number
                   0001000459-04-000005. (incorporated by reference to the Company's Form 10QSB)

     Exhibit 99.2  CUSIP SERVICE BUREAU, filed by the Company on
                   March 3, 2005.
                   (incorporated by reference to the Company's Form
                   10QSB)

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State (incorporated by reference to the Company's Form 10QSB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005 (incorporated by reference to the Company's Form 10QSB)

     Exhibit 99.5 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as the President of eCom. (incorporated by reference to Company's Form 10QSB)

     Exhibit 99.6 List of Shareholders as of May 27, 2005 who received Spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed June 2, 2005 (incorporated by reference to the Company's Form
                   10QSB)

     Exhibit 99.7 Court Orders from Involuntary Bankruptcy Petition of eCom eCom.com, Inc. (incorporated by reference to the Company's Form 10QSB)

     Exhibit 99.8  American Capital Holdings, Inc. Corporate
                   Resolution

SWAP AND SHOP.NET CORP.

(b) Reports on Form 8-K:
    None
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

October 13, 2005                        By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Chief Executive Officer

October 13, 2005                        By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


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

SWAP AND SHOP.NET CORP.

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

Date: October 13, 2005

/s/ Barney A. Richmond

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

SWAP AND SHOP.NET CORP.

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

Date: October 13, 2005

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of SWAP AND SHOP.NET CORP., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13
(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
President
Date: October 13, 2005

SWAP AND SHOP.NET CORP.


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: October 13, 2005


[A signed original of this written statement required by Section
906 has been provided to SWAP AND SHOP.NET CORP. and will be retained by SWAP AND SHOP.NET CORP. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.