Form 10QSB
period 2005-11-30
SWAP & SHOP.NET CORP.
filed 2006-01-17
CIK 1321510

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended NOVEMBER 30, 2005
                      File Number 000-51421

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

As of November 30, 2005 the issuer had 9,873,104 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005 SWAP AND SHOP.NET CORP. applied and received Cusip Number:
869894 10 5

On March 23, 2005 SWAP AND SHOP.NET CORP. received CIK Number: 1321510
















SWAP AND SHOP.NET CORP.          FORM 10-QSB                NOVEMBER 30, 2005

                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm....3

          Balance Sheets
           November 30, 2005 and 2004................................4

          Statement of Operations
           Six Months Ended November 30, 2005 and 2004...............5

          Statement of Operations
           Three Months Ended November 30, 2005 and 2004..............6

          Statement of Changes in Shareholders' Equity
           From May 31, 2004, through November 30, 2005...............7

          Statement of Cash Flows
           Six Months Ended November 30, 2005 and 2004................8

          Notes to Financial Statements..............................10

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....15

ITEM 3 Controls and Procedures.......................................24


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................25

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................25

ITEM 3 Defaults Upon Senior Securities...............................25

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........25

ITEM 5 Subsequent Events.............................................25

ITEM 6 Exhibits......................................................25

SIGNATURES AND CERTIFICATIONS........................................26







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


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
SWAP AND SHOP.NET CORP.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of SWAP AND SHOP.NET CORP., as of November 30, 2005 and 2004, and the related statements of operations, for three and six month periods ended November 30, 2005 and 2004, the statement of changes in stockholders' equity from May 31, 2004 through November 30, 2005, and the statement of cash flows for the six month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 11, 2006








                                 3





SWAP AND SHOP.NET CORP.
BALANCE SHEETS
(UNAUDITED)
                                              NOV 30, 2005       NOV 30, 2004
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $   1,319          $    4,744
         Prepaid Expense                              9                   9
         Notes Receivable                         3,700                   -
                                             -------------       ------------

             Total Current Assets                 5,028               4,753
                                             -------------       ------------
    Other Assets
         Intangible Assets, Net                      45                  59
                                             -------------       ------------
             Total Other Assets                      45                  59
                                             -------------       ------------

TOTAL ASSETS                                  $   5,073           $   4,812
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $   4,789           $       2
            Notes Payable                            79                  79
            Shareholder Loans                         -               8,000
                                             -------------       ------------
         Total Current Liabilities                4,868               8,081
                                             -------------       ------------
     Total Liabilities                            4,868               8,081
                                             -------------       ------------

     Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 9,873,104 shares issued
         and outstanding                         98,732

        Common Stock $.01 par value, 100 million
         Shares authorized, 499,553 shares issued
         and outstanding                                              4,996
         Paid-in-Capital                        (4,996)              (4,996)
         Retained Earnings (deficit)           (93,531)              (3,269)
                                             -------------       ------------
  Total Stockholders' Equity (Deficit)             205               (3,269)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $   5,073            $   4,812
                                             =============       ============





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                   4




SWAP AND SHOP.NET CORP.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                             NOV 30, 2005       NOV 30, 2004
                                            -------------       ------------
      Revenues
             Net Sales                    $            -       $       -
             Cost of Sales                             -               -
                                            -------------       ------------
                 Gross Profit                          -               -

      Operating Expenses
              General and Administrative          57,703           3,258
              Sales and Marketing                                      -
              Amortization                             7               7
                                            -------------       ------------
            Total Operating Expenses              57,710           3,265

                                            -------------       ------------
            Loss from Operations                 (57,710)         (3,265)
                                            -------------       ------------

      Net Loss                             $     (57,710)      $  (3,265)
                                            =============       ============

Basic and Diluted
 Net loss Per Common Share                 $     (.008)        $   (.00)
                                           =============        ============


Weighted Average Shares Outstanding           7,466,646          499,551
                                           =============       ============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 5






SWAP AND SHOP.NET CORP.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                                NOV 30, 2005       NOV 30, 2004
                                                -------------       ------------
      Revenues
             Net Sales                         $          -                 -
             Cost of Sales                                -                 -
                                               -------------       ------------
                 Gross Profit                             -                 -


      Operating Expenses
             General and Administrative              11,113             3,258
             Sales and Marketing

             Amortization                                 4                 4
                                               -------------       ------------
           Total Operating Expenses                  11,117             3,262

                                               -------------       ------------
           Loss from Operations                     (11,117)           (3,262)
                                               -------------       ------------
    Net Loss                                   $    (11,117)        $  (3,262)
                                               =============       ============

  Basic and Diluted
   Net Loss Per Common Share                   $    (.00)      $        (.00)
                                               =============       ============


  Weighted Average Shares Outstanding           9,391,085             499,551
                                               =============       ============
















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 6






SWAP AND SHOP.NET CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MAY 31, 2004, THROUGH NOVEMBER 30, 2005
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares     $.01   Capital  (Deficit)    Equity
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004            1   $    0   $      -   $    (4)    $   (4)

Cancellation of
 Common Stock
 by eCom eCom           (1)       0          0         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders      499,503    4,996    (4,996)         0           0

Net Loss                 -        -         -     (3,265)     (3,265)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2004      499,503    4,996    (4,996)    (3,269)     (3,269)

Sale of Common
 Stock to
 American Capital
 Holdings, Inc.  5,000,000   50,000         0          0      50,000

Net Loss
12/1/2004 -5/31/2005     -        -         -    (32,552)    (32,552)

Sale of  Common
 Stock to
 American Capital
 Holdings, Inc.  3,886,226   38,862         0          0      38,862

Sale on Nov 2005
 of Common Stock to
 American Capital
 Holdings, Inc.    487,375    4,874                            4,874

Net Loss                 -        -              (57,710)    (57,710)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2005    9,873,104 $ 98,732  $ (4,996) $ (93,531)  $     205
                =========== ======== ========= ========== ===========




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 7





SWAP AND SHOP.NET CORP.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                          NOV 30, 2005          NOV 30, 2004


Cash Flows From Operating Activities
    Cash received from customers          $        -          $            -
    Cash paid to suppliers of goods
        and services                         (11,357)                 (3,256)
    Income Taxes Paid
    Interest Paid
    Interest Received


        Net Cash Flows Used in
         Operating Activities                (11,357)                 (3,256)

Cash Flows From Investing Activities
    Acquisition of Intangible Assets               -                     (79)

        Net Cash Flows Provided By
         (Used In) Investing Activities                                  (79)


Cash Flows From Financing Activities

    Proceeds of Loans from Stockholders                                8,000
    Proceeds of Loans from Related Companies                              79
    Reduction of Loans to Related Companies   (38,000)                     -


        Net Cash Flows Provided By
         Financing Activities                 (38,000)                 8,079

Net Increase / (Decrease) in Cash             (49,357)                 4,744

Cash and Cash Equivalents at
 Beginning of Period                           50,677                      -

Cash and Cash Equivalents at
 End of Period                             $    1,320            $     4,744
                                          ===============      ==============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 8






SWAP AND SHOP.NET CORP.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                            NOV 30, 2005        NOV 30, 2004


  Net Income (Loss)                       $    (57,710)         $   (3,265)
  Add items not requiring outlay of cash:
   Depreciation and amortization                     7                   7
   Transfer Payable to Equity                   42,708                   -
 Cash was increased by:
   Decrease in prepaid assets                        -                   -
   Increase in accounts payable                  3,638                   2
 Cash was decreased by:
   Increase in inventory                                                 -
   Decrease in accounts payable                                          -



      Net Cash Flows Used in
       Operating Activities               $    (11,357)       $     (3,256)
                                          ===============      ==============



Non-cash transactions

The Company reduced their payables to American Capital Holdings, Inc., a related company, for the six months ended November 30, 2005 by the amount of $42,700. American Capital Holdings, Inc. acquired common stock in the Company for the amount of the payables outstanding at the end of the last two quarters.

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 9





SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

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

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

A Classified Ad., Inc. owes the Company $700, Maverick Energy Group, Inc. (f/k/a Pro Card Corp.) owes the Company $3,000, both are related companies.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

None

NOTE F - PREPAID EXPENSES

The Company has prepaid expense of $9 to Florida Atlantic Stock Transfer.

NOTE G - INTANGIBLE ASSETS

None

NOTE H - OTHER ASSETS

Incorporation Cost is $70 net of $25 and $11 amortization, respectively.

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE I - LOANS PAYABLE

The loan payable to American Capital Holdings, Inc., a related company, at November 30, 2004 is a non-interest bearing, non-collateralized loan and is due on demand. The loan payable to eCom eCom is a non-interest, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2005 totals approximately $93,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the six months ended November 30, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              NOV 30, 2005

       Loss carry forward for tax purposes             $    93,000
                                                       ================
       Deferred tax asset (34%)                        31,620
       Valuation allowance                            (31,620)


       Net deferred tax asset                          $       -

                                                       ================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2005 was approximately $93,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2005 is approximately $42,700. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase

SWAP AND SHOP.NET CORP.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of the Company and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advise of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A Copy of this press release appended hereto as Exhibit 99.5 (incorporated by reference to the Company's Form 10SB12G) Paragraph two (2) of this release stated the following:

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

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of the Company. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005 and all share certificates were mailed on June 2, 2005.

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

Pursuant to SEC Staff Legal Bulletin No. 4, the issuance of all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G).

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

For mail reference purposes, appended herewith, as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G), is a schedule of each shareholders last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one(1) United States Postal Certified Mail Envelope. ----end of June 2, 2005 8-K----

SWAP AND SHOP.NET CORP.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger, Peretz to commence with the preparation of a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Form 10 SB for all the above-referenced spinoff companies.
Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing.

On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman, during which two (2) orders were granted by the court. The first order granted the Debtor permission to obtain post-petition financing in the amount of $100,000 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted authorization for the Debtor-in-Possession to (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. On May 31, 2005 several new shareholders of American Capital Holdings invested $400,000 in eight (8) of the above referenced companies to enable the companies to pay expenses relating to the initial funding of these companies to achieve their respective business purposes. This funding will be reflected in each company's Form 10SB audits and filings. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company from June 1, 2005 through November 30, 2005 in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed to the plan, and believes these efforts, combined with execution of the new business plans, will not only recapture the lost shareholder value of eCom, but will enhance future long term shareholder value as well.

Electronic copies of the May 16, June 6, and July 25 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

SWAP AND SHOP.NET CORP.

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

SWAP AND SHOP.NET CORP.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification

(b) Reports on Form 8-K:
    None

SWAP AND SHOP.NET CORP.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

January 11, 2006                       By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Chief Executive Officer

January 11, 2006                       By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


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

Date: January 11, 2006

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

Date: January 11, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of SWAP AND SHOP.NET CORP., a Florida corporation (the "Company"), on Form 10-QSB for the period ending NOVEMBER 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 11, 2006

SWAP AND SHOP.NET CORP.


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 11, 2006


[A signed original of this written statement required by Section 906 has been provided to SWAP AND SHOP.NET CORP. and will be retained by SWAP AND SHOP.NET CORP. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.