Form 10QSB
period 2006-02-28
SWAP & SHOP.NET CORP.
filed 2006-04-17
CIK 1321510

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended FEBRUARY 28, 2006
                      File Number 000-51421

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

As of February 28, 2006 the issuer had 11,742,479 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005 SWAP AND SHOP.NET CORP. applied and received Cusip Number:
869894 10 5

On March 23, 2005 SWAP AND SHOP.NET CORP. received CIK Number: 1321510
















SWAP AND SHOP.NET CORP.          FORM 10-QSB                FEBRUARY 28, 2006
A Development Stage Enterprise
                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm....3

          Balance Sheets
           February 28, 2006 and 2005................................4

          Statement of Operations
           Nine Months Ended February 28, 2006 and 2005 and from
           Inception, March 1, 2004 through February 28, 2006........5

          Statement of Operations
           Three Months Ended February 28, 2006 and 2005..............6

          Statement of Changes in Shareholders' Equity from
           Inception March 1, 2004, through February 28, 2006.........7

          Statement of Cash Flows
           Nine Months Ended February 28, 2006 and 2005 and from
           Inception March 1, 2004 through February 28, 2006 .........8

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







                                  2



                 Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of SWAP AND SHOP.NET CORP.,A Development Stage Enterprise, as of February 28, 2006 and 2005, and the related statements of operations, for three and nine month periods ended February 28, 2006 and 2005 and Inception, March 1, 2004 through February 28, 2006, the statement of changes in stockholders' equity from March 1, 2004 through February 28, 2006 and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005 and Inception, March 1, 2004 through February 28, 2006 . These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 13, 2006




                                 3





SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                              FEB 28, 2006       FEB 28, 2005
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $       109         $    1,038
         Prepaid Expense                            7,509                  9
         Loans Receivable Related Parties           3,700                700
                                             -------------       ------------

             Total Current Assets                  11,318              1,747
                                             -------------       ------------
    Other Assets
         Intangible Assets, Net                        42                 55
                                             -------------       ------------
             Total Other Assets                        42                 55
                                             -------------       ------------

TOTAL ASSETS                                  $    11,360          $   1,802
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $     4,955          $       2
            Loan Payable                               79                 79
            Shareholder Loans                       4,078              7,150
                                             -------------       ------------
         Total Current Liabilities                  9,112              7,231
                                             -------------       ------------
     Total Liabilities                              9,112              7,231
                                             -------------       ------------

     Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 11,742,479 shares issued
         and outstanding                          117,426

        Common Stock $.01 par value, 100 million
         Shares authorized, 499,553 shares issued
         and outstanding                                              4,996
         Paid-in-Capital                          (4,996)            (4,996)
         Deficit Accumulated during the
          Development Stage                     (110,182)            (5,429)
                                             -------------       ------------
  Total Stockholders' Equity (Deficit)             2,248             (5,429)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    11,360          $   1,802
                                             =============       ============





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                   4


SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND
FROM INCEPTION, MARCH 1, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)
                                                          INCEPTION,
                                                        MARCH 1, 2004
                                                           THROUGH
                              2006        2005        FEBRUARY 28, 2006
                           ------------- ------------    ----------------
Revenues
  Net Sales                $       -     $      -       $        -
  Cost of Sales                    -            -                -
                           ------------- ------------    ----------------
       Gross Profit                -            -                -

Operating Expenses
  General and Administrative  74,350       5,414           110,157
  Sales and Marketing
  Amortization                    11          11                25
                           ------------- ------------   ----------------
    Total Operating Expenses  74,361       5,425           110,182

                           ------------- ------------    ----------------
       Loss from Operations  (74,361)     (5,425)         (110,182)
                           ------------- ------------    ----------------

    Net Loss               $ (74,361)   $ (5,425)       $ (110,182)
                           ============= ============    ================

Basic and Diluted
 Net loss Per Common Share$   (.011)    $   (.01)
                          ============= ============


Weighted Average Shares
              Outstanding   8,259,626      499,551
                          ============= ============















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 5




SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

                                                FEB 28, 2006       FEB 28, 2005
                                                -------------       ------------
      Revenues
             Net Sales                         $         -                 -
             Cost of Sales                               -                 -
                                                -------------       ------------
                 Gross Profit                            -                 -


      Operating Expenses
             General and Administrative             16,646               2,156
             Sales and Marketing                         -                   -
             Amortization                                4                   4
                                               -------------       ------------
           Total Operating Expenses                 16,650               2,160

                                               -------------       ------------
           Loss from Operations                    (16,650)             (2,160)
                                               -------------       ------------
    Net Loss                                   $   (16,650)        $    (2,160)
                                               =============       ============

  Basic and Diluted
   Net Loss Per Common Share                   $    (.002)         $    (.01)
                                               =============       ============


  Weighted Average Shares Outstanding            9,893,875            499,551
                                               =============       ============
















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 6






SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MARCH 1, 2004, THROUGH FEBRUARY 28, 2006
(UNAUDITED)
                       Number    At Par      Add'l                  Total
                         of       Value    Paid In  Accumulated  Stockholder
                       Shares      $.01    Capital   (Deficit)     Equity
                  -----------  --------  ---------  ----------  -----------
Balance                    0   $     0    $     0   $       0 $          0
   March 1, 2004

 Issuance of
  Common Stock to
  eCom eCom.com Inc.      1          0          0           0            0

Net Loss  5/31/2004       -          -          -          (4)          (4)

 Cancellation of
  Common Stock
  by eCom eCom            (1)        0          0           0            0

 Issuance of
  Common Stock to
  eCom eCom.com Inc.
  shareholders       499,503     4,995    (4,995)           0            0

Sale of Common
 Stock to
 American Capital
 Holdings, Inc.    5,000,000    50,000         0            0       50,000

Net Loss 5/31/2005         -         -         -      (35,817)     (35,817)

Convert Related Party
Debt to Common Stock
on 8/31/05         3,886,226    38,862         0            0       38,862

Convert Related Party
Debt to Common Stock
on 11/30/05          487,375     4,874                               4,874

Convert Related Party
Debt to Common Stock
on  2/28/06          869,375     8,694         -            -        8,694

Convert Professional
 to fees to Common
 Stock on 2/28/06  1,000,000    10,000         -            -       10,000

Net Loss                   -         -                (74,361)     (74,361)
                  -----------  --------  ---------  ----------  -----------
Balance,
 Feb 28, 2006     11,742,479 $ 117,426  $ (4,996)  $ (110,182)   $   2,248
                  ===========  ========  =========  ==========  ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 7



SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND
FROM INCEPTION, MARCH 1, 2004 THROUGH FEBRUARY 28, 2006          INCEPTION,
(UNAUDITED)                                                    MARCH 1, 2004
                                                                  THROUGH
                                        2006        2005     FEBRUARY 28, 2006
                                   ------------- ------------  ---------------

Cash Flows From Operating Activities
  Cash received from customers      $       -    $       -      $        -
  Cash paid to suppliers of goods
        and services                  (11,539)      (5,412)        (46,203)
  Income Taxes Paid
  Interest Paid
  Interest Received               ------------- ------------  ---------------

      Net Cash Flows Used in
       Operating Activities           (11,539)      (5,412)        (46,203)
                                   ------------- ------------  ---------------

Cash Flows From Investing Activities
    Acquisition of Intangible Assets        -            -               -
                                   ------------- ------------  ---------------
     Net Cash Flows Provided By
      (Used In) Investing Activities        -            -               -

                                  ------------- ------------  ---------------

Cash Flows From Financing Activities
  Proceeds from shareholders                -       10,150          36,107
  Payments to shareholders                  -       (3,000)
  Proceeds from sale of stock               -            -          50,000
  Proceeds of loans from stockholders       -        8,000
  Proceeds of loans to related
    Companies                          (1,028)           -          (1,794)
  Reduction of loans to related
     Companies                        (38,000)        (700)        (38,000)
                                   ------------- ------------  ---------------
     Net Cash Flows Provided By
      (Used In) Financing Activities  (39,028)       6,450          46,313
                                  ------------- ------------  ---------------
Net Increase / (Decrease) in Cash     (50,567)       1,038           110

Cash and Cash Equivalents at
 Beginning of Period                   50,677            -             -
                                 ------------- ------------  ---------------
Cash and Cash Equivalents at
 End of Period                   $        110    $   1,038    $      110
                                 ============= ============  ===============





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 8



SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                            FEB 28, 2006        FEB 28, 2005
                                           -------------        ------------

  Net Income (Loss)                       $    (74,361)         $    (5,425)
  Add items not requiring outlay of cash:
   Depreciation and amortization                    11                   11
   Convert Related Party Debt to Equity         52,430                    -
   Convert Account Payable to Equity            10,000                    -
   Account Payable Related Party                     -                    -
 Cash was increased by:
   Decrease in Prepaid Assets                        -                    -
   Increase in Accounts Payable                  7,881                    2
 Cash was decreased by:
   Increase in Inventory                             -                    -
   Decrease in Accounts Payable                      -                    -
   Increase in Prepaid Expense                  (7,500)                   -
                                           -------------        ------------
      Net Cash Flows Used in
       Operating Activities               $    (11,539)       $      (5,412)
                                          ===============      ==============



Non-cash transactions

The Company converted loans from a related company to equity in the amount of $52,430.















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                 9






SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS


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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related companies are non-interest bearing, non-collateralized and due on demand.

NOTE E - PROPERTY AND EQUIPMENT

None

NOTE F - PREPAID EXPENSES

The prepaid expense of $7,500 consists of Professional Consulting fees.

NOTE G - INTANGIBLE ASSETS

None

NOTE H - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in the insurance, energy or environmental type of business.

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE I - LOANS PAYABLE

The loan payable is a non-interest, non-collateralized loan to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2006 totals approximately $104,900. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the nine months ended February 28, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS


NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              FEB 28, 2006

       Loss carry forward for tax purposes             $    104,900
                                                       ================
       Deferred tax asset (34%)                              35,677
       Valuation allowance                                  (35,677)

       Net deferred tax asset                          $          -

                                                       ================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $104,900. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2006 is approximately $52,400. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Electronic copies of the May 16, June 6, July 25 2005 and March 20, 2006 court transcripts and court orders are available on the eCom website, www.ecomecom.net.

On January 23, 2006 the Board of Directors of the Company held a Board meeting in order to remove the following persons as Directors of the Corporation:
Christopher J. Dillon and Linda A. Pellecchia.

The Company does not have any off-balance sheet arrangements.

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise

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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise

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

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification

(b) Reports on Form 8-K:
    None

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 15, 2006                         By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Principal Executive Officer

April 15, 2006                         By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Barney A. Richmond

Barney A. Richmond
Principal Executive Officer


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

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of SWAP AND SHOP.NET CORP., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
Principal Executive Officer
Date: April 15, 2006

SWAP AND SHOP.NET CORP.
A Development Stage Enterprise

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2006


[A signed original of this written statement required by Section 906 has been provided to SWAP AND SHOP.NET CORP. and will be retained by SWAP AND SHOP.NET CORP. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.