Form 10QSB
period 2006-11-30
CORE MEDICAL GROUP, INC.
filed 2007-03-23
CIK 1321510

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             Form 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended NOVEMBER 30, 2006
                        File Number 000-51421

                       CORE MEDICAL GROUP, INC.
                   (f/k/a Swap and Shop.net Corp.)
    -------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


                  Florida                        20-1449332
          --------------------------          ----------------
        State or other Jurisdiction of       (I.R.S. Employer
        incorporation or organization)       Identification No.)


                     1016 CLEMONS STREET, SUITE 302
                   PALM BEACH GARDENS, FLORIDA 33410
                 ------------------------------------
               (Address of principal executive offices)


                            (561) 880-0004
           ------------------------------------------------
         (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [   ]  No [ X ]

As of NOVEMBER 30, 2006 the issuer had 19,186,340 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005 SWAP AND SHOP.NET CORP. applied and received Cusip
Number:  869894 10 5

On March 23, 2005 SWAP AND SHOP.NET CORP. received CIK Number: 1321510

On August 2, 2006 SWAP AND SHOP.NET CORP. changed its name with the Florida Secretary of State to CORE MEDICAL GROUP, INC.

On Feb. 16, 2007 CORE MEDICAL GROUP, INC. received CUSIP Number 218684 10 8.





CORE MEDICAL GROUP, INC.           FORM 10-QSB             NOVEMBER 30, 2006
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
                                      INDEX
                                                                     PAGE NO.

PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report Of Independent Registered Public Accounting Firm . . . . .3

        Balance Sheets
         November 30, 2006 and May 31, 2006 . . . . . . . . . . . . . . .4

        Statements of Operations
         Six Months Ended November 30, 2006 and 2005
          and from Inception, March 1, 2004 through November 30, 2006 . .5

        Three Months Ended November 30, 2006 and 2005 . . . . . . . . . .6

        Statement of Changes in Stockholders' Equity
         from Inception, March 1, 2004, through November 30, 2006 . . . .7

        Statements of Cash Flows
         Six Months Ended November 30, 2006 and 2005 and
          from Inception, March 1, 2004, through November 30, 2006. . . .8

        Notes to Financial Statements. . . . . . . . . . . . . . . . . .10

ITEM 2  Management's Discussion and Analysis or Plan of Operation. . . .16

ITEM 3  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .21

PART II       OTHER INFORMATION

ITEM 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .22

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds. . .22

ITEM 3  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .22

ITEM 4  Submission of Matters to a Vote Of Security Holders. . . . . . .22

ITEM 5  Subsequent Events. . . . . . . . . . . . . . . . . . . . . . . .22

ITEM 6  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

SIGNATURES AND CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . .23

                  Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Core Medical Group, Inc.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Core Medical Group, Inc., a Development Stage Enterprise, as of November 30, 2006 and May 31, 2006, and the related statements of operations for six month periods ended November 30, 2006 and 2005 and from Inception, March 1, 2004, through November 30, 2006, the related statements of operations for three month periods ended November 30, 2006 and 2005, the statement of changes in stockholders' equity from March 1, 2004 through November 30, 2006 and the statement of cash flows for the six month periods ended November 30, 2006 and 2005 and Inception, March 1, 2004 through November 30, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
March 23, 2007

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
BALANCE SHEETS
(UNAUDITED)
                                   NOVEMBER 30, 2006       MAY 31, 2006
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $       480           $        49
    Prepaid Expense                             9                 5,009
    Loan Receivable Related Parties         3,700                 3,700
                                      -----------           -----------
Total Current Assets                        4,189                 8,758
                                      -----------           -----------
TOTAL ASSETS                          $     4,189           $     8,758
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    13,495           $     9,904
      Loan Payable                             79                 4,350
      Shareholder Loans Payable                 -                20,930
                                      -----------           -----------
    Total Current Liabilities              13,574                35,184
                                      -----------           -----------
  Total Liabilities                        13,574                35,184
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    19,186,340 at November 30, 2006
    and 11,742,479 at May 31, 2006        191,863              117,425
    Paid-in Capital                        (4,995)              (4,995)
    Deficit Accumulated during
    the Development Stage                (196,253)            (138,856)
                                      -----------          -----------
    Total Stockholders' Equity             (9,385)             (26,426)
                                      -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $     4,189          $     8,758
                                      ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, MARCH 1, 2004 THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                           INCEPTION
                                                         MARCH 1, 2004
                                                            THROUGH
                                2006            2005   NOVEMBER 30, 2006
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------  ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     57,397         57,710        196,253
                            ------------   ------------  ------------
    Total Operating Expenses     57,397         57,710        196,253
                            ------------   ------------  ------------
    Loss from Operations        (57,397)       (57,710)      (196,253)
                            ------------   ------------  ------------
Net Loss                    $   (57,397)   $   (57,710)   $  (196,253)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.004)    $   (.008)
                            ============   ============

Weighted Average Shares
            Outstanding      15,464,410      7,466,646
                            ============   ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)
                                2006            2005
                            ------------   ------------
Revenues
  Net Sales                 $         -    $         -
  Cost of Sales                       -              -
                            ------------   ------------
    Gross Profit                      -              -

Operating Expenses
  General and Administrative     17,785         11,117
                            ------------   ------------
    Total Operating Expenses     17,785         11,117
                            ------------   ------------
    Loss from Operations        (17,785)       (11,117)
                            ------------   ------------
Net Loss                    $   (17,785)   $   (11,117)
                            ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.001)    $   (.001)
                            ============   ============

Weighted Average Shares
            Outstanding      18,421,058      9,391,085
                            ============   ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                        Number    At Par    Add'l                 Total
                          of       Value   Paid In Accumulated  Stockholder
                        Shares     $.01    Capital  (Deficit)     Equity
Balance,              ---------  --------  -------- ---------   -----------
   March 1, 2004              0  $      0  $      0 $      0    $         0

Issuance of Common
  Stock to eCom eCom         1          -         -        -              -

Net Loss 2004                -          -         -       (4)            (4)

Cancellation of Common
  Stock by eCom eCom        (1)         -         -        -              -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders          499,503     4,995    (4,995)       -              -

Sale of Common Stock
  (See Note M)        5,000,000    50,000         -        -         50,000

Net Loss 2005                -         -          -  (35,869)       (35,869)

Convert Related Party
  Debt to Common
  Stock (See Note N)  5,242,976    52,430         -        -         52,430

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -        -         10,000

Net Loss 2006                -         -          - (102,983)      (102,983)

Convert Related Party
  Debt to Common Stock
  (See Note N)        6,593,861    65,938         -        -         65,938

Convert Professional
  Fees to Common Stock  850,000     8,500         -        -          8,500

Net Loss Year-to-Date        -         -          -  (57,397)       (57,937)

Balance,             ----------  --------  -------- ----------  ------------
  November 30, 2006  19,186,340  $191,863  $(4,995) $(196,253)  $    (9,385)
                     ==========  ========  ======== ==========  ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                       7
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                               INCEPTION
                                                             MARCH 1, 2004
                                                                THROUGH
                                        2006        2005   NOVEMBER 30, 2006
                                     ----------  ----------   ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -    $       -

  Cash paid to suppliers of goods
      and services                     (48,807)    (11,357)    (135,357)
                                     ----------  ----------   ----------
   Net Cash Flows Used in
       Operating Activities            (48,807)    (11,357)    (135,357)
                                     ----------  ----------   ----------

Cash Flows From Investing Activities         -           -            -
                                     ----------  ----------   ----------
   Net Cash Flows Used in
        Investing Activities                 -           -            -

Cash Flows From Financing Activities
  Sale of Common Stock                  74,439           -      124,439

  Proceeds of loans from shareholders  (20,930)          -       15,098

  Loans from related company            (4,271)          -            -

  Loans to related company                   -     (38,000)      (3,700)
                                     ----------  ----------   ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   49,238     (38,000)     135,837
                                     ----------  ----------   ----------
Net Increase / (Decrease) in Cash          431     (49,357)         480

Cash and Cash Equivalents at
 Beginning of Period                        49      50,677            0

                                     ----------  ----------   ----------
Cash and Cash Equivalents at
 End of Period                       $     480   $   1,320    $     480
                                     ==========  ==========   ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      8



CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating
Activities

                                                  2006             2005
                                              ------------     ------------

  Net Income (Loss)                           $   (57,397)     $   (57,710)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                7
   Convert payable to equity                            -           42,708

Cash was increased by:
   Decrease in prepaid assets                       5,000                -
   Increase in accounts payable                     3,590            3,638

                                              ------------     ------------
      Net Cash Flows Used in
       Operating Activities                   $   (48,807)       $ (11,357)
                                              ============     ============









Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
















                                       9

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS


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


                                    10



CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

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

RECLASSIFICATION
Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

NOTE C - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related companies are non-interest bearing, non-collateralized and due on demand.

NOTE D - PREPAID EXPENSES

Prepaid expense consists of Professional Consulting fees.

NOTE E - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge with or acquire a company engaged in a branch of the health care industry.

NOTE F- LOANS PAYABLE

The loans payable for 2006 and 2005 in the amounts of $79 and $4,350 are non-interest bearing, non-collateralized and due on demand.

NOTE G - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net


                                    11
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE G   INCOME TAXES (CONTINUED)

operating loss carryforward as of November 30, 2006 totals approximately $190,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE H - SHAREHOLDERS' EQUITY

The computation of diluted loss per share does not include shares from otentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE I - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                  NOVEMBER 30, 2006
                                                  -----------------
       Loss carry forward for tax purposes          $    190,000
                                                   ===============
       Deferred tax asset (34%)                           64,600
       Valuation allowance                               (64,600)
                                                   ---------------
       Net deferred tax asset                       $          0
                                                   ===============

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

                                    12

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE J - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $79 for funds advanced to the Company for its operations.

The Company is allocated certain expenses such as rent, travel and office and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total expense allocated to the Company during the six months ended November 30, 2006 was $26,915. A portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

NOTE K - SUBSEQUENT EVENTS

None

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

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

                                    13
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preference.

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

Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, was issued in March 2006. This Statement requires an entity to recognize a servicing asset, a contract to service financial assets
                                    14

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are expected to more than adequately compensate the servicer for performing the servicing, or servicing liability, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are not expected to adequately compensate the servicer for performing the servicing, each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

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

NOTE N - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable including rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of Core Medical Group, Inc. The related company, American Capital Holdings, Inc., invoiced Core Medical Group, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Core Medical Group, Inc. reduced a portion of its outstanding accounts payable to the related company by $52,430 by issuing the company 5,242,976 shares of its common voting shares. During the six month period ended November 30, 2006, an additional 4,784,501 shares were issued to American Capital Holdings to reduce additional amounts loaned to the Company. See Note M related to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at November 30, 2006.






                                     15
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

On June 2, 2005, as ordered by Judge Friedman on May 16, 2005, eCom filed its Chapter 11 Bankruptcy schedules with the United States Southern District of Florida Bankruptcy Court. A June 5, 2005 hearing was held in front of Judge Steven H. Friedman regarding the pending motions for: (a) the approval of eCom's bankruptcy legal counsel, Kluger, Peretz, Kaplan & Berlin, P.A.; (b) the approval of Barney A. Richmond to become Chief Executive Officer of eCom; and (c) the preliminary approval of One Hundred Thousand ($100,000) of Debtor-In-Possession financing for eCom to be provided by petitioning creditor,
                                      17
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

American Capital Holdings, Inc.   On June 6, 2005, court orders were issued by
Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. Copies of these June 6, 2005 court orders are attached herein as
Exhibit 99.1. A copy of the June 5, 2005 Court transcript is obtainable on eCom's website under www.ecomecom.net under the section titled "Bankruptcy News". On June 14, 2005, an Interim Order was entered on the Post Petition $100,000 eCom Debtor-In-Possession financing provided by American Capital Holdings, Inc., with the final hearing approval date being set for July 25, 2005. A copy of this June 14, 2005 Order is appended as Exhibit No. 99.2.

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

The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be
                                      19
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.

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


RESULTS OF OPERATIONS

Comparison of the six months ended November 30, 2006
  with the six months ended November 30, 2005
-------------------------------------------------------------------

Revenue for the six month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which includes depreciation expense, was $0 for both six month periods. Operating expenses for the six months ended November 30, 2006 totaled $(57,397) compared to $(57,710) for the six months ended November 30, 2005. These charges consisted of general and administrative expenses which included consulting, professional fees and travel costs and other costs associated with administrative requirements, including SEC filings.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the six months ended November 30, 2006 was also $(57,397) versus a net loss of $(57,710) recorded in the six months ended November 30, 2005.

Comparison of the three months ended November 30, 2006
  with the three months ended November 30, 2005
-------------------------------------------------------------------
Revenue for the three month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.

Operating expenses for the three months ended November 30, 2006 totaled $(17,785) compared to $(11,117) for the three months ended November 30, 2005. These charges consisted of general and administrative expenses with the increase related to higher consulting fees.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the three months ended November 30, 2006 was also $(17,785) versus a net loss of $(11,117) recorded in the three months ended November 30, 2005.
                                     20
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company

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

                                     21
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  31.1      Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

  31.2      Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

                                      22
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

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

Barney A. Richmond,
Chief Executive Officer

March 23, 2007

By: /s/ Richard C. Turner

Richard C. Turner,
Chief Financial Officer

                                      23
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 23, 2007
/s/ Barney A. Richmond

Barney A. Richmond
President

                                      24
EXHIBIT 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 23, 2007

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer

                                      25
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Core Medical Group, Inc. (f/k/a SWAP AND SHOP.NET CORP.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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









                                       26