Form 10QSB
period 2007-02-28
CORE MEDICAL GROUP, INC.
filed 2007-05-11
CIK 1321510

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             Form 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended FEBRUARY 28, 2007
                        File Number 000-51421

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


                     1016 CLEMMONS STREET, SUITE 302
                         JUPITER, FLORIDA 33477
                 ------------------------------------
               (Address of principal executive offices)


                            (561) 745-6789
           ------------------------------------------------
         (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [ X ]  No [   ]

As of FEBRUARY 28, 2007 the issuer had 20,693,996 shares of common stock, $.01 Par Value, outstanding.

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





CORE MEDICAL GROUP, INC.           FORM 10-QSB             FEBRUARY 28, 2007
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
                                      INDEX
                                                                     PAGE NO.

PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report Of Independent Registered Public Accounting Firm . . . . .3

        Balance Sheets
         February 28, 2007 and May 31, 2006 . . . . . . . . . . . . . . .4

        Statements of Operations
         Nine Months Ended February 28, 2007 and 2006
          and from Inception, March 1, 2004 through February 28, 2007 . .5

        Three Months Ended February 28, 2007 and 2006 . . . . . . . . . .6

        Statement of Changes in Stockholders' Equity
         from Inception, March 1, 2004, through February 28, 2007 . . . .7

        Statements of Cash Flows
         Nine Months Ended February 28, 2007 and 2006 and
          from Inception, March 1, 2004, through February 28, 2007. . . .8

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

                  Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Core Medical Group, Inc.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Core Medical Group, Inc., a Development Stage Enterprise, as of February 28, 2007 and May 31, 2006, and the related statements of operations for nine month periods ended February 28, 2007 and 2006 and from Inception, March 1, 2004, through February 28, 2007, the related statements of operations for three month periods ended February 28, 2007 and 2006, the statement of changes in stockholders' equity from March 1, 2004 through February 28, 2007 and the statement of cash flows for the nine month periods ended February 28, 2007 and 2006 and Inception, March 1, 2004, through February 28, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 16, 2007

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
BALANCE SHEETS
(UNAUDITED)
                                   FEBRUARY 28, 2007       MAY 31, 2006
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $       504           $        49
    Prepaid Expense                             9                 5,009
    Loan Receivable Related Parties         3,700                 3,700
                                      -----------           -----------
Total Current Assets                        4,213                 8,758
                                      -----------           -----------
TOTAL ASSETS                          $     4,213           $     8,758
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    13,495           $     9,904
      Loan Payable                             79                 4,350
      Shareholder Loans Payable                 -                20,930
                                      -----------           -----------
    Total Current Liabilities              13,574                35,184
                                      -----------           -----------
  Total Liabilities                        13,574                35,184
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    20,693,996 at February 28, 2007
    and 11,742,479 at May 31, 2006        206,940              117,425
    Paid-in Capital                        (4,995)              (4,995)
    Deficit Accumulated during
    the Development Stage                (211,306)            (138,856)
                                      -----------          -----------
    Total Stockholders' Equity             (9,361)             (26,426)
                                      -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $     4,213          $     8,758
                                      ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                           INCEPTION
                                                         MARCH 1, 2004
                                                            THROUGH
                                2007            2006   FEBRUARY 28, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------  ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     72,450         74,361        211,306
                            ------------   ------------  ------------
    Total Operating Expenses     72,450         74,361        211,306
                            ------------   ------------  ------------
    Loss from Operations        (72,450)       (74,361)      (211,306)
                            ------------   ------------  ------------
Net Loss                    $   (72,450)   $   (74,361)   $  (211,306)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.004)    $   (.011)
                            ============   ============

Weighted Average Shares
            Outstanding      16,710,669      8,259,626
                            ============   ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)
                                2007            2006
                            ------------   ------------
Revenues
  Net Sales                 $         -    $         -
  Cost of Sales                       -              -
                            ------------   ------------
    Gross Profit                      -              -

Operating Expenses
  General and Administrative     14,637         16,650
                            ------------   ------------
    Total Operating Expenses     14,637         16,650
                            ------------   ------------
    Loss from Operations        (14,637)       (16,650)
                            ------------   ------------
Net Loss                    $   (14,637)   $   (16,650)
                            ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.001)    $   (.002)
                            ============   ============

Weighted Average Shares
            Outstanding      19,158,928      9,893,875
                            ============   ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                        Number    At Par    Add'l                 Total
                          of       Value   Paid In Accumulated  Stockholder
                        Shares     $.01    Capital  (Deficit)     Equity
Balance,              ---------  --------  -------- ---------   -----------
   March 1, 2004              0  $      0  $      0 $      0    $         0

Issuance of Common
  Stock to eCom eCom         1          -         -        -              -

Net Loss 2004                -          -         -       (4)            (4)

Cancellation of Common
  Stock by eCom eCom        (1)         -         -        -              -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders          499,503     4,995    (4,995)       -              -

Sale of Common Stock
  (See Note M)        5,000,000    50,000       -         -         50,000

Net Loss 2005                -         -        -    (35,869)       (35,869)

Convert Related Party
  Debt to Common
  Stock (See Note N)  5,242,976    52,430       -          -         52,430

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000       -          -         10,000

Net Loss 2006                -         -        -    (102,983)     (102,983)

Convert Related Party
  Debt to Common Stock
  (See Note N)        8,101,517    81,015       -          -         81,015

Convert Professional
  Fees to Common Stock  850,000     8,500       -          -          8,500

Net Loss Year-to-Date        -         -        -     (72,450)      (72,450)

Balance,             ----------  --------  -------- ----------  ------------
  February 28, 2007  20,693,996  $206,940  $(4,995) $(211,306)  $    (9,361)
                     ==========  ========  ======== ==========  ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                       7
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                               INCEPTION
                                                             MARCH 1, 2004
                                                                THROUGH
                                        2007        2006   FEBRUARY 28, 2007
                                     ----------  ----------   ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -    $       -

  Cash paid to suppliers of goods
      and services                     (63,859)    (11,539)    (150,409)
                                     ----------  ----------   ----------
   Net Cash Flows Used in
       Operating Activities            (63,859)    (11,539)    (150,409)
                                     ----------  ----------   ----------

Cash Flows From Investing Activities         -           -            -
                                     ----------  ----------   ----------
   Net Cash Flows Used in
        Investing Activities                 -           -            -

Cash Flows From Financing Activities
  Sale of Common Stock                  89,515           -      139,515

  Proceeds of loans from shareholders  (20,930)          -       15,098

  Loans from related company            (4,271)     (1,028)           -

  Loans to related company                   -     (38,000)      (3,700)
                                     ----------  ----------   ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   64,314     (39,028)     150,913
                                     ----------  ----------   ----------
Net Increase / (Decrease) in Cash          455     (50,567)         504

Cash and Cash Equivalents at
 Beginning of Period                        49      50,677            0

                                     ----------  ----------   ----------
Cash and Cash Equivalents at
 End of Period                       $     504   $     110    $     504
                                     ==========  ==========   ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      8



CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating
Activities

                                                  2007             2006
                                              ------------     ------------

  Net Income (Loss)                           $   (72,450)     $   (74,361)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -               11
   Convert related party debt to equity                             52,430
   Convert payable to equity                            -           10,000

Cash was increased by:
   Decrease in prepaid assets                       5,000                -
   Increase in accounts payable                     3,590            7,881

Cash was decreased by:
   Increase in prepaid expense                                      (7,500)

                                              ------------     ------------
      Net Cash Flows Used in
       Operating Activities                   $   (63,859)       $ (11,539)
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

NOTE F- LOANS PAYABLE

The loans payable at February 28, 2007 and May 31, 2006, $79 and $4,350, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE G - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net


                                    11
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE G   INCOME TAXES (CONTINUED)

operating loss carryforward as of February 28, 2007 totals approximately $205,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE I - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                  FEBRUARY 28, 2007
                                                  -----------------
       Loss carry forward for tax purposes          $    205,000
                                                   ===============
       Deferred tax asset (34%)                           69,700
       Valuation allowance                               (69,700)
                                                   ---------------
       Net deferred tax asset                       $          0
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

The Company is allocated certain expenses such as rent, travel and office and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total expense allocated to the Company during the nine months ended February 28, 2007 was $37,540. A portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

NOTE N - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable including rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of Core Medical Group, Inc. The related company, American Capital Holdings, Inc., invoiced Core Medical Group, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Core Medical Group, Inc. reduced a portion of its outstanding accounts payable to the related company by $52,430 by issuing the company 5,242,976 shares of its common voting shares. During the nine month period ended February 28, 2007, an additional 5,847,001 shares were issued to American Capital Holdings to reduce additional amounts loaned to the Company. See Note M related to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at February 28, 2007.






                                     15
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 28, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

On July 18, 2005 all of these above referenced companies received a letter from the Securities and Exchange Commission asking each company to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.3.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.6. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.7. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Wednesday May 14, 2007 at 2:00 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company has purposely postponed acquisition and funding commitment discussions until after the May 14, 2007 hearing is completed.

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


RESULTS OF OPERATIONS

Comparison of the nine months ended February 28, 2007
   with the nine months ended February 28, 2006
-------------------------------------------------------------------

Revenue for the nine month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both nine month periods. Operating expenses for the nine months ended February 28, 2007 totaled $(72,450) compared to $(74,361) for the nine months ended February 28, 2006. These charges consisted of general and administrative expenses which included consulting, professional fees and travel costs and other costs associated with administrative requirements, including SEC filings.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the nine months ended February 28, 2007 was also $(72,450) versus a net loss of $(74,361) recorded in the nine months ended February 28, 2006.

        Comparison of the three months ended February 28, 2007
            with the three months ended February 28, 2006
-------------------------------------------------------------------
Revenue for the three month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.

Operating expenses for the three months ended February 28, 2007 totaled $(14,637) compared to $(16,650) for the three months ended February 28, 2006. These charges consisted of general and administrative expenses with the increase related to higher consulting fees.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the three months ended February 28, 2007 was also $(14,637) versus a net loss of $(16,650) recorded in the three months ended February 28, 2006.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Any control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  31.1      Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

  31.2      Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

  32        Section 1350 Certification
                                      22
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

  99.1      June 6, 2005 Court Orders issued by Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. (1)

  99.2      June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-
             in-Possession financing provided by American Capital Holdings. (1)

  99.3      July 18, 2005 letter from the Securities and Exchange Commission asking Swap and Shop.net to provide legal analysis for their "spin-off" share issuance. (1)

  99.4      July 20, 2005, Motion for permission to perfect notice to
             all interested parties via the eCom website, and the July 25, 2005 Court Order this Motion To Limit Notice and the use of electronic service to notice shareholders. (1)

  99.5      August 15, 2005 legal analysis from Barney A. Richmond filed in response to the SEC July 18, 2005 letter. (1)

  99.6      Transcript of March 12, 2007 Confirmation Hearing of debtor eCom
             eCom.com, Inc. (1)

  99.7      Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc.

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321507-07-000003)

 (b)  Reports on Form 8-K:

            None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 16, 2007

By: /s/ Barney A. Richmond

Barney A. Richmond,
Chief Executive Officer

April 16, 2007

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

Date: April 16, 2007
/s/ Barney A. Richmond

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

Date: April 16, 2007

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer

                                      25
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Core Medical Group, Inc. (f/k/a SWAP AND SHOP.NET CORP.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 16, 2007


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 16, 2007


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