Form 10KSB
period 2007-05-31
CORE MEDICAL GROUP, INC.
filed 2007-08-31
CIK 1321510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB
       (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      For the transition period from             to __________

                        Commission file number 000-51421


                            CORE MEDICAL GROUP,INC.
                         (f/k/a Swap and Shop.net Corp.)
         -----------------------------------------------------------------
          (Exact name of small business issuer as defined in its charter)

                Florida                                 20-1449332
   ----------------------------------        ---------------------------------
     (State or other jurisdiction           (I.R.S Employer Identification No.)
     of incorporation or organization)

    1016 Clemmons Street, Suite 302
              Jupiter, FL                               33477-3305
   ----------------------------------        --------------------------------
(Address of principle executive offices)                (Zip Code)

Issuer's telephone number: (561) 745-6789


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

        Common Stock, par value $.01 per share    CUSIP NUMBER: 218684 10
      ---------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No





Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2007 the issuer had 24,343,996 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X



On March 3, 2005 SWAP AND SHOP.NET CORP. applied and received Cusip
Number:  869894 10 5

On March 23, 2005 SWAP AND SHOP.NET CORP. received CIK Number: 1321510

On August 2, 2006 SWAP AND SHOP.NET CORP. changed its name with the Florida Secretary of State to CORE MEDICAL GROUP, INC.

On Feb. 16, 2007 CORE MEDICAL GROUP, INC. received CUSIP Number 218684 10 8.


























CORE MEDICAL GROUP,INC.              Form 10-KSB                  MAY 31, 2007
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

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

ITEM 6   MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS..5

ITEM 7   FINANCIAL STATEMENTS AND NOTES TO FINANCIALS ....................F-1

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................F-13

ITEM 8A  CONTROLS AND PROCEDURES..........................................F-13

                                    PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS................23

ITEM 10  EXECUTIVE COMPENSATION...........................................24

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...24

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................24

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.................................25

ITEM 14  PRINCIPLE ACCOUNTANT FEES AND SERVICES...........................26

SIGNATURES AND CERTIFICATIONS.............................................27

       Exhibit 31.1  Certification required under Section 302 of ........ 27 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2  Certification required under Section 302 of ........ 28 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to ........... 30
                     Section 906 of the Sarbanes-Oxley Act




                                         3
CORE MEDICAL GROUP,INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

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

                                    PART I
                                    ------
ITEM 1. DESCRIPTION OF BUSINESS

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

eCom eCom.com, Inc. spun off Swap and Shop.net Corp. on June 4, 2004. Swap and Shop.net Corp. changed its name to Core Medical Group, Inc. on August 2, 2006. The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789.

The Company does not have any off-balance sheet arrangements.
Employees: The Company does not have any employees.
                                      4
CORE MEDICAL GROUP,INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 1016 Clemmons Street, Suite, 302, Jupiter, Florida 33477, consisting of approximately 1277 square feet of office space. The Company shares the office with United States Financial Group, Inc. ("USFG"). USFG incurs the cost and full responsibility of the lease. The lease is for a term of two years, at a rental of $2,213 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2007.

                                  PART II
                                  -------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


                                      5
CORE MEDICAL GROUP,INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

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

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a reply with the SEC regarding their July 18, 2005 correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

It is the intention of the Company to perform a merger or acquisition with a privately owned operating business that is generating substantial revenues. After a merger or acquisition has occurred, the Company will then file its Form 10-SB and SB-2.


                                      6




CORE MEDICAL GROUP,INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. There is currently no public market for the Company=s common stock, until such time as the Company=s Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public are due on September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten (10) per cent interest, payable monthly plus Ten Thousand (10,000) $.01 cent warrants in the company.

Repayment of the promissory note will come from the following intended sources:
1. If the SEC 144 Six (6) Month Rule is adopted, the Company plans to immediately prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

2. If the SEC 144 Six (6) Month Rule is not adopted, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offerings in accordance with the existing two (2) year SEC 144 Rule. Upon completion of these offerings, several of the above described Companies would file SB-2 or S-3 Registration Statements to register common shares for resale. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

The success of the Company=s proposed plan of operation will depend primarily on the success of the Company=s business operations and the realization of the business= perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.
                                      7
CORE MEDICAL GROUP,INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company=s securities may be traded in the over-the-counter (AOTC@) market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the Aspecialist@ common to stock exchanges.

COMPARISON OF RESULTS OF OPERATIONS: Year Ended May 31, 2007 vs. Year Ended May 31, 2006.

Revenue for the year ended May 31, 2007 and for the year ended May 31, 2006 was $0.

Cost of sales which includes depreciation expense was $0, for the year ended May 31, 2007 and for the year ended May 31, 2006.

Total operating expenses for the year ended May 31, 2007 was $(117,618), compared to $(102,983) for the year ended May 31, 2006.

Administrative expense was $117,618 in the fiscal year 2007 versus $102,983 in the fiscal year 2006, were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2007 resulted in a net loss of $(117,618) versus a net loss of $(102,983) recorded in the year ended May 31, 2006.

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



                                       8
CORE MEDICAL GROUP,INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

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




















                                      9

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:




INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2007 and 2006.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, March 1, 2004, through May 31, 2007..............F-4

          Statement of Changes in Shareholders' Equity
           From Inception, March 1, 2004, through May 31, 2007.........F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, March 1, 2004, through May 31, 2007..............F-6

          Notes to Financial Statements................................F-8

























                                       F-1
                     Wieseneck, Andres & Company, P.A.
                       Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                            (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheets of CORE MEDICAL GROUP, INC., (f/k/a Swap and Shop.net Corp.),(A Development Stage Company), as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the twelve months ended May 31, 2007 and 2006 and from inception, March 1, 2004, through May 31, 2007, and the statement of changes in shareholders' equity from inception, March 1, 2004, through May 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CORE MEDICAL GROUP, INC., (f/k/a Swap and Shop.net Corp.),(A Development Stage Company), as of May 31, 2007 and 2006 and the results of its operations and cash flows for the 12 months ended May 31, 2007 and 2006 and for the period from inception, March 1, 2004, through May 31, 2007, and the statement of changes in shareholders' equity from inception, March 1, 2004 through May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 29, 2007
                                      F-2
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2007 AND 2006
                                                 2007                2006
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $     4,016        $        49
         Prepaid Expense                                9              5,009
         Loan Receivable Related Parties            3,821              3,700
                                             -------------       ------------

             Total Current Assets                   7,846              8,758
                                             -------------       ------------
    Other Assets
         Deposits                                  25,000                  0
                                             -------------       ------------

             Total Other Assets                    25,000                  0
                                             -------------       ------------

TOTAL ASSETS                                 $     32,846        $     8,758
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                 $     13,943        $     9,904
            Loan Payable                                -              4,350
            Shareholder Loans                      36,932             20,930
                                             -------------       ------------
         Total Current Liabilities                 50,875             35,184
                                             -------------       ------------
     Total Liabilities                             50,875             35,184
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 100 million
         shares authorized, 24,343,996 shares issued
         and outstanding                          243,440
         Common Stock $.01 par value, 100 million
         shares authorized, 11,742,479 shares issued
         and outstanding                                             117,425
         Paid-in-Capital                           (4,995)            (4,995)
         Deficit accumulated during the
          development stage                      (256,474)          (138,856)
                                             -------------       ------------
  Total Stockholders' Equity                      (18,029)           (26,426)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $     32,846        $     8,758
                                             =============       ============

The accompanying notes are an integral part of these financial statements.

                                     F-3
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2007
                                                               INCEPTION,
                                                            MARCH 1, 2004
                                                                THROUGH
                                     2007        2006         MAY 31, 2007
                               -------------  ------------    ------------
 Revenues
    Net Sales                  $          -    $        -     $         -
    Cost of Sales                         -             -               -
                               -------------  ------------    ------------
       Gross Profit                       -             -               -

 Operating Expenses
   General and Administrative       117,618       102,983         256,474
                               -------------  ------------    ------------

       Total Operating Expenses     117,618       102,983         256,474
                               -------------  ------------    ------------

         Loss from Operations      (117,618)     (102,983)       (256,474)
                                ------------  ------------    ------------

       Net Loss                $   (117,618)  $  (102,983)    $  (256,474)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share    $      (.005)   $     (.011)
                              =============   ============


Weighted Average Shares
     Outstanding                18,043,238      9,137,469
                              =============   ============











The accompanying notes are an integral part of these financial statements.







                                      F-4
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FROM INCEPTION, MARCH 1, 2004, THROUGH MAY 31, 2007

                            Number   At Par    Add'l                   Total
                              of      Value   Paid In   Accumulated  Stockholder
                            Shares     $.01   Capital   (Deficit)      Equity
Balance                  ----------- -------- --------- ----------  -----------
 March 1, 2004                   0   $    0   $     0   $      0   $         0

 Issuance of
  Common Stock to
  eCom eCom.com Inc.             1        0         0          0             0

Net Loss  2004                   -        -         -         (4)           (4)

 Cancellation of
  Common Stock
  by eCom eCom                  (1)       0         0          0             0

 Issuance of
  Common Stock to
  eCom eCom.com Inc.
  shareholders             499,503    4,995    (4,995)         0             0

Sale of Common Stock
 (See NOTE N)            5,000,000   50,000         0          0        50,000

Net Loss 2005                    -        -         -    (35,869)      (35,869)

Convert Debt to
 Common Stock
 (See NOTE O)            5,242,976   52,430         0          0        52,430

Convert Professional
 Fees to Common Stock    1,000,000   10,000         -          -        10,000

Net Loss 2006                   -         -              (102,983)    (102,983)

Convert Debt to
 Common Stock
 (See NOTE O)          11,751,517   117,515         0          0       117,515

Convert Professional
 Fees to Common Stock     850,000     8,500         -          -         8,500

Net Loss 2007                   -         -         -    (117,618)    (117,618)
                       -----------  ---------  --------- ----------  -----------
Balance,
 May 31, 2007          24,343,996   $ 243,440  $ (4,995) $(256,474)  $ (18,029)
                       ===========  =========  ========= ==========  ===========

The accompanying notes are an integral part of these financial statements.

                                      F-5
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2007

                                                                   INCEPTION
                                                                  MARCH 1, 2004
                                                                     THROUGH
                                               2007       2006     MAY 31, 2007
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                               (833)   (51,899)    (87,383)
  Income taxes paid                                 -          -           -
  Interest paid                                     -          -           -
  Interest received                                 -          -           -
                                            ----------  ---------   ---------
Net Cash Flows Used in
       Operating Activities                      (833)   (51,899)    (87,383)
                                            ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                      -          -           -
  Deposits made for acquisitions              (25,000)         -     (25,000)
                                            ----------  ---------   ---------
     Net Cash Flows Provided By
       (Used In) Investing Activities         (25,000)         -     (25,000)

Cash Flows From Financing Activities
  Proceeds of loans from shareholders               -          -      36,028
  Loans from related company                   30,000      4,271      34,271
  Proceeds of loans to related company           (200)    (3,000)     (3,900)
  Proceeds from Sale of Common Stock
   (Net stock issue costs $0)                       -          -      50,000
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities          29,800      1,271     116,399
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash               3,967    (50,628)      4,016

Cash and Cash Equivalents at
 Beginning of Period                               49     50,677           0
                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $   4,016   $     49    $  4,016
                                            ==========  =========   =========


The accompanying notes are an integral part of these financial statements.




                                      F-6
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                2007                2006
                                           -------------       ------------


  Net Income (Loss)                        $   (117,618)       $  (102,983)
  Add items not requiring outlay of cash:
   Convert related party debt to equity         117,515             52,430
   Convert professional fees to equity            8,500             10,000
 Cash was increased by:
   Decrease in prepaid assets                     5,000                  -
   Increase in accounts payable                   4,039              8,752

 Cash was decreased by:
   Decrease in accounts payable
      to a related company                      (18,269)           (15,098)
   Increase in prepaid assets                         -             (5,000)
                                           -------------       ------------
      Net Cash Flows Used in
       Operating Activities                $       (833)       $   (51,899)
                                           =============       ============


Non-Cash Transactions:

The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of Core Medical Group, Inc. The related company invoiced Core Medical Group, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $52,430 were converted to 5,242,976 of Core Medical Group, Inc.'s common stock in the twelve months ending May 31, 2006. Likewise in the twelve months ending May 31, 2007 Core medical issued 11,751,517 shares of its common stock totaling $117,515.

Core Medical Group, Inc. also paid the professional fees of an independent third party in the year ending May 31, 2007 and May 31, 2006 in the amount of $8,500 by issuing 850,000 and $10,000 by issuing 1 million shares of its common stock respectively.




The accompanying notes are an integral part of these financial statements.





                                       F-7
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

eCom eCom.com, Inc. spun off Swap and Shop.net Corp. on June 4, 2004. Swap and Shop.net Corp. changed its name to Core Medical Group, Inc. on August 2, 2006. The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789.

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


                                        F-8
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE D - PREPAID EXPENSES

The prepaid expenses at May 31, 2007 in the amount of $9 consists of amounts paid for subscriptions and domain name registrations. The prepaid expense of $5,009 in year ending May 31, 2006 consists of Professional Consulting fees.

NOTE E - OTHER ASSETS

During December 2006, the Company while exploring new business opportunities made a $25,000 deposit to look into acquiring New Business Development, LLC of Marietta, GA and T-2 Med, Inc. of Atlanta, GA. While completing due diligence on the companies during July 2007, management uncovered bankruptcy filings of two of the principals involved which caused the acquisition to be placed on hold. Management has requested the return of this deposit.

NOTE F - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in the insurance, energy or environmental type of business.

NOTE G- LOANS PAYABLE

The loans payable for 2007 and 2006 in the amounts of $0 and $4,350 are non-interest bearing, non-collateralized and due on demand.

                                       F-9
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2007 totals approximately $248,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024 and lasting until May 31, 2027.

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

NOTE I - SHAREHOLDERS' EQUITY

The computation of diluted loss per share for the twelve months ended May 31, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                          MAY 31, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $       248,000
                                                       ================
       Deferred tax asset (34%)                                 84,320
       Valuation allowance                                     (84,320)
                                                       ----------------
       Net deferred tax asset                          $             -
                                                       ================
                                         F-10
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE J - DEFERRED TAX ASSET - (CONTINUED)

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2007 was approximately $248,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2027.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has receivables due from related company entities for advances that are non-interest bearing. As of May 31, 2007 the following companies owe the Company, Green Energy Group owes $3,000, A Classified Ad owes $700 and eCom eCom owes $121.

The Company has notes payables due to related company entities. The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2007 is approximately $67,000. Liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. The amount owed to American Capital at May 31, 2007 and 2006 was $2,920 and $20,930 respectively.

NOTE L - SUBSEQUENT EVENT

The planned acquisition of New Business Development, LLC for $2,200,000 has been placed on hold during July 2007. Events discovered during our due diligence period concerning bankruptcy filing by two of the principals of the target company caused a licensed NASD securities broker to place on hold a private placement that had planned to raise $12,000,000.

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE N - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of Core Medical Group, Inc. common stock on May 31, 2005 for $50,000. See Note A. American
                                      F-12
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

NOTE N - COMMON STOCK - (CONTINUED)

Capital Holdings, Inc. then distributed the 5 million common shares to its shareholders in the form of a dividend. The 5,242,976 common shares of Core Medical Group, Inc. distributed to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006, see NOTE O. By definition, Core Medical Group, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of Core Medical Group, Inc.

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current years accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of Core Medical Group, Inc. The related company invoiced Core Medical Group, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2007, Core Medical Group, Inc. reduced a portion of its outstanding accounts payable to the related company by $80,737 by issuing the company 8,073,728 shares of its common voting shares. In the year ended May 31, 2006, Core Medical Group, Inc. reduced a portion of its outstanding accounts payable to the related company by $52,430 by issuing the company 5,242,976 shares of its common voting shares. See NOTE N relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $2,920 at May 31, 2007.

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

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

Name                        Age                       Positions Held
__________________         _____               _____________________________
Barney A. Richmond          55                  Chairman/President/Secretary
                                                        Director

Richard C. Turner           47                      Treasurer/Director

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

Richard C. Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, responsible for financial reporting, budgeting and cost accounting.

Our Board of Directors has determined that we have at least one financial expert, Richard C. Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

A Code of Ethics that applies to our chief executive and senior financial officers, as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors for review. Both Codes will be considered for adoption by the Board of Directors at its next meeting.
                                         23
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
(A Development Stage Company)

ITEM 10.  EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 24,343,996 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.
                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
__________________                           ______________    _____________
Barney A. Richmond, Director & President (1)  4,254,842            17.5%
Jupiter, FL

Richard C. Turner, Director, Treasurer   (2)
& Chief Financial Officer                       370,537             1.5%
Palm Beach Gardens, FL

United States Financial Group, Inc.           2,654,516            10.9%
Jupiter, FL

American Capital Holdings, Inc.               8,089,192            33.2%
Jupiter, FL
                                             ______________    _____________
All Directors & Executive Officers
     as a group (2 persons)                   4,625,379            19.0%

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





                                       24

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

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

     Exhibit 99.1 Amended Articles of Incorporation (name change) of the Company filed August 3, 2006

     Exhibit 99.2 August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)

     Exhibit 99.3 Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)

     Exhibit 99.4 Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321510-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001321510-07-000004)

(b) Reports on Form 8-K:
    The Company filed no reports on Form 8-K during the period covered by this report.

This release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in such forward-looking statements.





                                      25
CORE MEDICAL GROUP, INC.
(A Development Stage Company)

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $6,310 for the fiscal year ended May 31, 2007, and $9,085 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal years ending May 31, 2006 and 2007.




































                                       26

CORE MEDICAL GROUP, INC.
 (A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE MEDICAL GROUP, INC.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: August 28, 2007

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

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;
                                      27
CORE MEDICAL GROUP, INC.
 (A Development Stage Company)

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

Date: August 28, 2007

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer

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

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business
                                      28
CORE MEDICAL GROUP, INC.
(A Development Stage Company)


issuer as of, and for, the periods presented in this report;

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

Date: August 28, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer


                                      29
CORE MEDICAL GROUP, INC.
(A Development Stage Company)

Exhibit 32

In connection with the Annual Report of CORE MEDICAL GROUP, INC. (f/k/a Swap and Shop.net Corp.)(the "Company") on Form 10-KSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     August 28, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     August 28, 2007


[A signed original of this written statement required by Section 906 has been provided to CORE MEDICAL GROUP, INC. and will be retained by CORE MEDICAL GROUP, INC. (f/k/a Swap and Shop.net Corp.) and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to CORE MEDICAL GROUP, INC. (f/k/a Swap and Shop.net Corp.), 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.












                                      30