Form 10QSB
period 2007-08-31
CORE MEDICAL GROUP, INC.
filed 2007-10-15
CIK 1321510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2007


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from              to ___________

                              File Number 000-51421

                             CORE MEDICAL GROUP, INC.
                       (f/k/a Swap and Shop.net Corp.)
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Florida                                     20-1449332
 --------------------------------             --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                        1016 Clemmons Street, Suite 302
                             Jupiter, Florida 33477
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 745-6789
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of August 31, 2007 the issuer had 28,592,533 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005 SWAP AND SHOP.NET CORP. applied and received Cusip Number 869894 10 5.

On March 23, 2005 SWAP AND SHOP.NET CORP. received CIK Number 1321510.

On August 2, 2006 SWAP AND SHOP.NET CORP. changed its name with the Florida Secretary of State to CORE MEDICAL GROUP, INC.

On February 16, 2007 CORE MEDICAL GROUP, INC. received CUSIP Number 218684 10 8.


















































CORE MEDICAL GROUP, INC.          FORM 10-QSB              AUGUST 31, 2007
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 4

          Balance Sheets:
           August 31, 2007 and May 31, 2007 ......................... 5

          Statements of Operations:
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007.......... 6

          Statement of Changes in Shareholders' Equity from
           May 31, 2005 through August 31, 2007 ..................... 7

          Statement of Cash Flows
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007 ......... 8

          Notes to Financial Statements............................. 10

ITEM 2 Management's Discussion and Analysis or Plan of Operation.... 16

ITEM 3 Controls and Procedures...................................... 19


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings............................................ 20

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds..................................................... 20

ITEM 3 Defaults Upon Senior Securities.............................. 20

ITEM 4 Submission of Matters to a Vote Of Security Holders ......... 20

ITEM 5 Subsequent Events............................................ 20

ITEM 6 Exhibits..................................................... 21

SIGNATURES AND CERTIFICATIONS....................................... 21

  Exhibit 31.1  Certification required under Section 302 of ........ 22 the Sarbanes-Oxley Act of 2002 by the CE0

  Exhibit 31.2  Certification required under Section 302 of ........ 23 the Sarbanes-Oxley Act of 2002 by the CFO

  Exhibit 32    Certification of CEO and CFO Pursuant to ........... 24
                Section 906 of the Sarbanes-Oxley Act
                                 3
                 Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Core Medical Group, Inc.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Core Medical Group, Inc., (f/k/a Swap and Shop.net Corp.), a Development Stage Enterprise, as of August 31, 2007, and the related statements of operations, for three month periods ended August 31, 2007 and 2006 and Inception, March 1, 2004 through August 31, 2007, the statement of changes in stockholders' equity from May 31, 2005 through August 31, 2007 and the statement of cash flows for the three month periods ended August 31, 2007 and 2006 and Inception, March 1, 2004 through August 31, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 15, 2007





                                   4
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS
(UNAUDITED)
                                    AUGUST 31, 2007        MAY 31, 2007
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $         7           $     4,016
    Prepaid Expense                             9                     9
    Loan Receivable Related Parties         3,821                 3,821
    Accounts Receivable                         0                     -
                                      -----------           -----------
  Total Current Assets                      3,837                 7,846

  Other Assets
    Deposits                               25,000                25,000
                                      -----------           -----------

  Total Other Assets                       25,000                25,000
                                      -----------           -----------

TOTAL ASSETS                          $    28,837           $    32,846
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    19,082           $    13,943
      Loan Payable                              -                     -
      Shareholder Loans Payable            25,500                36,932
                                      -----------           -----------
    Total Current Liabilities              44,582                50,875
                                      -----------           -----------
  Total Liabilities                        44,582                50,875
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    28,592,533 at August 31, 2007
    and 24,343,996 at May 31, 2007        285,925              243,440
    Paid-in Capital                        (4,995)              (4,995)
    Deficit Accumulated during
    the Development Stage                (296,675)            (256,474)
                                       -----------          -----------
    Total Stockholders' Equity            (15,745)             (18,029)
                                       -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY               $    28,837          $    32,846
                                       ===========          ===========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       5
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004 THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                           INCEPTION
                                                         MARCH 1, 2004
                                                            THROUGH
                                2007            2006    AUGUST 31, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     40,004         39,612        296,675
                            ------------   ------------   ------------
    Total Operating Expenses     40,004         39,612        296,675
                            ------------   ------------   ------------
    Loss from Operations        (40,004)       (39,612)      (296,675)
                            ------------   ------------   ------------
Net Loss                    $   (40,004)   $   (39,612)   $  (296,675)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.001)    $   (.003)
                            ============   ============

Weighted Average Shares
            Outstanding      28,592,630     14,699,128
                            ============   ============











Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.







                                        6

CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM June 1, 2005 THROUGH AUGUST 31, 2007
(UNAUDITED)
                        Number    At Par    Add'l                 Total
                          of       Value   Paid In   Accumulated  Stockholder
                        Shares     $.01    Capital    (Deficit)    Equity
Balance,              ---------  --------  --------   ---------   ---------
  June1, 2005         5,499,503  $ 54,995  $ (4,995)  $(35,873)   $  14,127

Convert Debt to
 Common Stock
 (See NOTE O)         5,242,976    52,430         0          0       52,430

Convert Professional
Fees to Common Stock  1,000,000    10,000         -          -       10,000

Net Loss 2006                 -         -         -   (102,983)    (102,983)

Convert Debt to
 Common Stock
 (See NOTE O)        11,751,517   117,515         0          0      117,515

Convert Professional
 Fees to Common Stock   850,000     8,500         -          -        8,500

Net Loss 2007                 -         -         -    (117,618)   (117,618)
                      ---------  --------  --------   ---------   ---------
Balance,
 May 31, 2007        24,343,996   243,440   (4,995)    (256,474)    (18,029)

Convert Debt to
 Common Stock
 (See NOTE O)         2,548,537    25,485         0           0      25,485

Convert Professional
 Fees to Common Stock  1,700,000   17,000         -           -      17,000

Net Loss 2007                 -         -         -     (40,201)    (40,201)
                      ---------  --------  --------   ---------   ---------
Balance,
  August 31, 2007    28,592,533 $ 285,925  $ (4,995)  $(296,675)  $ (15,745)
                      ==========  ========  ========   =========   =========




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                       7
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                               INCEPTION
                                                             MARCH 1, 2004
                                                                THROUGH
                                        2007        2006    AUGUST 31, 2007
                                     ----------  ----------    ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $      -
  Cash paid to suppliers of goods
      and services                        (130)    (33,982)      (87,513)
                                     ----------  ----------    ----------
   Net Cash Flows Used in
       Operating Activities               (130)    (33,982)      (87,513)
                                     ----------  ----------    ----------

Cash Flows From Investing Activities
  Payment of Intangible Assets               -           -             -
  Deposits made for acquisitions             -           -       (25,000)
                                     ----------  ----------    ----------
     Net Cash Flows Provided By
       (Used In) Investing Activities        -           -       (25,000)
                                     ----------  ----------    ----------

Cash Flows From Financing Activities
  Sale of Common Stock                       -      59,133        50,000
  Proceeds of loans from shareholders        -     (20,930)       36,028
  Loans from related company                96      (4,270)            -
  Loans to related company              (3,975)          -        (3,700)
                                     ----------  ----------    ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   (4,009)     33,933        87,513
                                     ----------  ----------    ----------
 Net Increase / (Decrease) in Cash      (4,009)        (49)            7

Cash and Cash Equivalents at
 Beginning of Period                     4,016          49             0
                                     ----------  ----------    ----------
Cash and Cash Equivalents at
 End of Period                       $      7   $        0     $       7
                                     ==========  ==========    ==========







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                       8
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities



                                             AUG. 31, 2007    AUG. 31, 2006
                                              ------------     ------------
  Net Income (Loss)                           $   (40,201)     $   (39,612)

  Add items not requiring outlay of cash:
   Convert related party debt to equity            17,932                -
   Convert professional fees to equity             17,000                -

 Cash was increased by:
   Decrease in prepaid assets                           0            2,500
   Increase in accounts payable                     5,139            3,160

 Cash was decreased by:
   Increase in prepaid assets                           -                -
                                              ------------      ------------
      Net Cash Flows Used in
       Operating Activities                   $      (130)      $  (33,982)
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

NOTE D - PREPAID EXPENSES

The Company has prepaid expenses at August 31, 2007 and May 31, 2007 in the amounts of $9 and $9, respectively, which consist of domain name registration fees.

NOTE E - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge with or acquire a company engaged in a branch of the health care industry.

NOTE F- OTHER ASSETS

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

NOTE G - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of August 31, 2007 totals approximately $290,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE I - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                         AUGUST 31, 2007
                                                        ----------------
      Loss carry forward for tax purposes                 $    290,000
                                                        ===============
       Deferred tax asset (34%)                                 98,600
       Valuation allowance                                     (98,600)
                                                        ---------------
       Net deferred tax asset                             $          0
                                                        ===============
The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

                                      12

CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS

NOTE J - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $121 for funds advanced to the Company for its operations. Green Energy Group is owed $3,000 and Click to Raffle is owed $700 as if August 31, 2007.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total expense allocated to the Company during the three months ended August 31, 2007 was $13,545. A portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, was issued in March 2006. This Statement requires an entity to recognize a servicing asset, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are expected to more than adequately compensate the servicer for performing the servicing, or servicing liability, a
                                     14
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

NOTE N - SUBSEQUENT EVENTS

The planned acquisition of New Business Development, LLC for $2,200,000 has been placed on hold during July 2007. Events discovered during our due diligence period concerning bankruptcy filing by two of the principals of the target company caused a licensed NASD securities broker to place on hold a private placement that had planned to raise $12,000,000. On September 11, 2007 the principals of New Business Development LLC filed suit in order to retain the acquisition deposit. This case was filed in Palm Beach County Court under CASE ID 502007CA015425. The Company contents that this case is without merit.
                                    15

CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three month periods ended August 31, 2007 and 200+ and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due by September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and
                                17
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS

Comparison of the three months ended August 31, 2007
with the three months ended August 31, 200+
-------------------------------------------------------------------

Revenue for the three month periods ended August 31, 2006 and August 31, 2005 was $0.

Cost of sales, which includes depreciation expense, was $0 for both three month periods.




                                18
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

Operating expenses for the three months ended August 31, 2007 totaled $(40,004) compared to $(39,612) for the three months ended August 31, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the three months ended August 31, 2007 was also $(40,004) versus a net loss of $(39,612) recorded in the three months ended August 31, 2006.

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

October 15, 2007                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

October 15, 2007                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer
                                    21
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: October 15, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President                               22
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

Date: October 15, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                     23
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Core Medical Group, Inc. (f/k/a Swap and Shop.net Corp.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: October 15, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: October 15, 2007


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










                                      24