Form 10QSB
period 2007-11-30
CORE MEDICAL GROUP, INC.
filed 2008-01-15
CIK 1321510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2007


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of November 30, 2007 the issuer had 30,055,033 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005 SWAP AND SHOP.NET CORP. applied and received Cusip Number 869894 10 5.

On March 23, 2005 SWAP AND SHOP.NET CORP. received CIK Number 1321510.

On August 2, 2006 SWAP AND SHOP.NET CORP. changed its name with the Florida Secretary of State to CORE MEDICAL GROUP, INC.

On February 16, 2007 CORE MEDICAL GROUP, INC. received CUSIP Number 218684 10 8.


















































CORE MEDICAL GROUP, INC.           FORM 10-QSB             NOVEMBER 30, 2007
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
                                      INDEX
                                                                     PAGE NO.

PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report Of Independent Registered Public Accounting Firm . . . . .4

        Balance Sheets
         November 30, 2007 and May 31, 2007 . . . . . . . . . . . . . . .5

        Statements of Operations
         Six Months Ended November 30, 2007 and 2006
          and from Inception, March 1, 2004 through November 30, 2007 . .6

        Three Months Ended November 30, 2007 and 2006 . . . . . . . . . .7

        Statement of Changes in Stockholders' Equity
         from Inception, June 1, 2005, through November 30, 2007  . . . .8

        Statements of Cash Flows
         Six Months Ended November 30, 2007 and 2006 and
          from Inception, March 1, 2004, through November 30, 2007. . . .9

        Notes to Financial Statements. . . . . . . . . . . . . . . . . .11

ITEM 2  Management's Discussion and Analysis or Plan of Operation. . . .17

ITEM 3  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .20

PART II       OTHER INFORMATION

ITEM 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .21

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds. . .21

ITEM 3  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .21

ITEM 4  Submission of Matters to a Vote Of Security Holders. . . . . . .21

ITEM 5  Subsequent Events. . . . . . . . . . . . . . . . . . . . . . . .21

ITEM 6  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

SIGNATURES AND CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . .22

  Exhibit 31.1  Certification required under Section 302 of . . . . . . 23 the Sarbanes-Oxley Act of 2002 by the CE0
  Exhibit 31.2  Certification required under Section 302 of . . . . . . 24 the Sarbanes-Oxley Act of 2002 by the CFO
  Exhibit 32    Certification of CEO and CFO Pursuant to
                Section 906 of the Sarbanes-Oxley Act. . . . . . . . .  25
                                 3
                 Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Core Medical Group, Inc.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Core Medical Group, Inc., a Development Stage Enterprise, as of November 30, 2007 and May 31, 2007, and the related statements of operations for six month periods ended November 30, 2007 and 2006 and from Inception, March 1, 2004, through November 30, 2007, the related statements of operations for three month periods ended November 30, 2007 and 2006, the statement of changes in stockholders' equity from March 1, 2004 through November 30, 2007 and the statement of cash flows for the six month periods ended November 30, 2007 and 2006 and Inception, March 1, 2004 through November 30, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 15, 2008

                                     4



CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS
(UNAUDITED)
                                      NOV 30, 2007         MAY 31, 2007
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $         5           $     4,016
    Prepaid Expense                             -                     9
    Loan Receivable Related Parties         7,721                 3,821
    Accounts Receivable                         -                     -
                                      -----------           -----------
  Total Current Assets                      7,726                 7,846

  Other Assets
    Deposits                                    -                25,000
                                      -----------           -----------

  Total Other Assets                            -                25,000
                                      -----------           -----------

TOTAL ASSETS                          $     7,726           $    32,846
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    19,873           $    13,943
      Loan Payable                              -                     -
      Shareholder Loans Payable            29,400                36,932
                                      -----------           -----------
    Total Current Liabilities              49,273                50,875
                                      -----------           -----------
  Total Liabilities                        49,273                50,875
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    30,055,033 at November 30, 2007
    and 24,343,996 at May 31, 2007        300,551              243,440
    Paid-in Capital                        (4,996)              (4,995)
    Deficit Accumulated during
    the Development Stage                (337,102)            (256,474)
                                       -----------          -----------
    Total Stockholders' Equity            (41,547)             (18,029)
                                       -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $    7,726           $   32,846
                                       ===========          ===========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       5
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004 THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                           INCEPTION
                                                         MARCH 1, 2004
                                                            THROUGH
                            NOV 30, 2007   NOV 30, 2006   NOV 30, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     54,552         57,397        308,078
                            ------------   ------------   ------------
    Total Operating Expenses     54,552         57,397        308,078
                            ------------   ------------   ------------
    Loss from Operations        (54,552)       (57,397)      (308,078)
  Interest Expense                1,076              -          4,024
                            ------------   ------------   ------------
Other Expense
  Loss on Investment             25,000              -         25,000
                            ------------   ------------   ------------

Net Loss                    $   (80,628)   $   (57,397)   $  (337,102)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.001)    $   (.004)
                            ============   ============

Weighted Average Shares
            Outstanding      30,055,033     15,464,410
                            ============   ============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.







                                        6

CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)
                                2007            2006
                            ------------   ------------
Revenues
  Net Sales                 $         -    $         -
  Cost of Sales                       -              -
                            ------------   ------------
    Gross Profit                      -              -

Operating Expenses
  General and Administrative     14,815         17,785
                            ------------   ------------
    Total Operating Expenses     14,815         17,785
                            ------------   ------------
    Loss from Operations        (14,815)       (17,785)
  Interest Expense                  612              -
                            ------------   ------------
Net Loss                    $   (15,427)   $   (17,785)
                            ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.001)    $   (.001)
                            ============   ============

Weighted Average Shares
            Outstanding      30,055,033     18,421,058
                            ============   ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.











                                      7




CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM June 1, 2005 THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                        Number    At Par    Add'l                 Total
                          of       Value   Paid In   Accumulated  Stockholder
                        Shares     $.01    Capital    (Deficit)    Equity
Balance,              ---------  --------  --------   ---------   ---------
  June1, 2005         5,499,503  $ 54,995  $ (4,995)  $(35,873)   $  14,127

Convert Debt to
 Common Stock
 (See NOTE O)         5,242,976    52,430         -          -       52,430

Convert Professional
Fees to Common Stock  1,000,000    10,000         -          -       10,000

Net Loss 2006                 -         -         -   (102,983)    (102,983)

Convert Debt to
 Common Stock
 (See NOTE O)        11,751,517   117,515         -          -      117,515

Convert Professional
 Fees to Common Stock   850,000     8,500         -          -        8,500

Net Loss 2007                 -         -         -    (117,618)   (117,618)
                      ---------  --------  --------   ---------   ---------
Balance,
 May 31, 2007        24,343,996   243,440   (4,995)    (256,474)    (18,029)

Convert Debt to
 Common Stock
 (See NOTE O)          4,011,037   40,110         -           -      40,110

Convert Professional
 Fees to Common Stock  1,700,000   17,000         -           -      17,000

Net Loss 2007                 -         -         -     (80,628)    (80,628)
                      ---------  --------  --------   ---------   ---------
Balance,
  November 30, 2007   30,055,033 $300,550  $ (4,995)  $(337,102)  $ (41,547)
                      ==========  ========  ========   =========   =========




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                       8
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                               INCEPTION
                                                             MARCH 1, 2004
                                                                THROUGH
                                        2007        2006    NOVEMBER 30, 2007
                                     ----------  ----------    ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $      -
  Cash paid to suppliers of goods
      and services                        (130)    (48,807)      (87,513)
                                     ----------  ----------    ----------
   Net Cash Flows Used in
       Operating Activities               (130)    (48,807)      (87,513)
                                     ----------  ----------    ----------

Cash Flows From Investing Activities
  Payment of Intangible Assets               -           -             -
  Deposits made for acquisitions             -           -       (25,000)
                                     ----------  ----------    ----------
     Net Cash Flows Provided By
       (Used In) Investing Activities        -           -       (25,000)
                                     ----------  ----------    ----------

Cash Flows From Financing Activities
  Sale of Common Stock                       -      74,439        50,000
  Proceeds of loans from shareholders        -     (20,930)       36,028
  Loans from related company                96      (4,271)            -
  Loans to related company              (3,975)          -        (3,700)
                                     ----------  ----------    ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   (4,009)     49,238        87,513
                                     ----------  ----------    ----------
 Net Increase / (Decrease) in Cash      (4,011)        431             7

Cash and Cash Equivalents at
 Beginning of Period                     4,016          49             0
                                     ----------  ----------    ----------
Cash and Cash Equivalents at
 End of Period                       $       5   $     480     $       7
                                     ==========  ==========    ==========







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                       9
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities



                                             NOV. 30, 2007    NOV. 30, 2006
                                              ------------     ------------
  Net Income (Loss)                           $   (55,628)     $   (57,397)

  Add items not requiring outlay of cash:
   Convert related party debt to equity            17,932                -
   Convert professional fees to equity             17,000                -

 Cash was increased by:
   Decrease in prepaid assets                           9            5,000
   Increase in accounts payable                     5,929            3,590

 Cash was decreased by:
   Increase in prepaid assets                           -                -
                                              ------------      ------------
      Net Cash Flows Used in
       Operating Activities                   $      (130)      $  (48,807)
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

NOTE D - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2007 and May 31, 2007 in the amounts of $9 and $9, respectively, which consist of domain name registration fees.

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

NOTE G - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2007 totals approximately $300,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE I - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                        NOVEMBER 30, 2007
                                                        ----------------
      Loss carry forward for tax purposes                 $    300,000
                                                        ===============
       Deferred tax asset (34%)                                102,000
       Valuation allowance                                    (102,000)
                                                        ---------------
       Net deferred tax asset                             $          0
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total expense allocated to the Company during the three months ended November 30, 2007 was $24,170. A portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, was issued in March 2006. This Statement requires an entity to recognize a servicing asset, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are expected to more than adequately compensate the servicer for performing the servicing, or servicing liability, a
                                     15
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and
                                      18
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS

Comparison of the six months ended November 30, 2007
with the six months ended November 30, 2006
-------------------------------------------------------------------

Revenue for the six month periods ended November 30, 2007 and November 30, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for both six month periods.




                                       19
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

Operating expenses for the six months ended November 30 31, 2007 totaled $(54,552) compared to $(57,397) for the six months ended November 30, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current six-month period was $1,076 compared to $0 in the corresponding prior year period.

Loss on Investment in the current six-month period was $25,000 compared to $0 in the corresponding prior year period

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the six months ended November 30, 2007 was also $(80,628) versus a net loss of $(57,397) recorded in the three months ended November 30, 2006.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only
                                     20
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

January 15, 2008                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

January 15, 2008                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer
                                    22
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: January 15, 2008
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

Date: January 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                     24
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Core Medical Group, Inc. (f/k/a Swap and Shop.net Corp.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 15, 2008


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