Form 10QSB
period 2008-02-29
CORE MEDICAL GROUP, INC.
filed 2008-04-15
CIK 1321510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended February 29, 2008


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of February 29, 2008 the issuer had 30,934,259 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005 SWAP AND SHOP.NET CORP. applied and received Cusip Number 869894 10 5.

On March 23, 2005 SWAP AND SHOP.NET CORP. received CIK Number 1321510.

On August 2, 2006 SWAP AND SHOP.NET CORP. changed its name with the Florida Secretary of State to CORE MEDICAL GROUP, INC.

On February 16, 2007 CORE MEDICAL GROUP, INC. received CUSIP Number 218684 10 8.


















































CORE MEDICAL GROUP, INC.           FORM 10-QSB             FEBRUARY 29, 2008
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
                                      INDEX
                                                                     PAGE NO.

PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report Of Independent Registered Public Accounting Firm . . . . .4

        Balance Sheets
         February 29, 2008 and May 31, 2007 . . . . . . . . . . . . . . .5

        Statements of Operations
         Nine Months Ended February 29, 2008 and February 28, 2007
          and from Inception, March 1, 2004 through February 29, 2008 . .6

        Three Months Ended February 29, 2008 and February 28, 2007. . . .7

        Statement of Changes in Stockholders' Equity
         from Inception, June 1, 2005, through February 29, 2008  . . . .8

        Statements of Cash Flows
         Nine Months Ended February 29, 2008 and February 28, 2007 and
          from Inception, March 1, 2004, through February 29, 2008. . . .9

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
                                 3
                 Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Core Medical Group, Inc.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Core Medical Group, Inc., a Development Stage Enterprise, as of February 29, 2008 and May 31, 2007, and the related statements of operations for nine month periods ended February 29, 2008 and February 28, 2007 and from Inception, March 1, 2004, through February 29, 2008, the related statements of operations for three month periods ended February 29, 2008 and February 28, 2007, the statement of changes in stockholders' equity from March 1, 2004 through February 29, 2008 and the statement of cash flows for the nine month periods ended February 29, 2008 and February 28, 2007 and Inception, March 1, 2004 through February 29, 2008. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2008

                                     4



CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS
(UNAUDITED)
                                      FEB 29, 2008         MAY 31, 2007
                                     -------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents         $         4           $     4,016
    Prepaid Expense                             -                     9
    Loan Receivable Related Parties         7,721                 3,821
    Accounts Receivable                         -                     -
                                      -----------           -----------
  Total Current Assets                      7,725                 7,846

  Other Assets
    Deposits                                    -                25,000
                                      -----------           -----------

  Total Other Assets                            -                25,000
                                      -----------           -----------

TOTAL ASSETS                          $     7,725           $    32,846
                                      ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                $    20,090           $    13,943
      Loan Payable                              -                     -
      Shareholder Loans Payable            29,586                36,932
                                      -----------           -----------
    Total Current Liabilities              49,676                50,875
                                      -----------           -----------
  Total Liabilities                        49,676                50,875
                                      -----------           -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    30,934,259 at February 29, 2008
    and 24,343,996 at May 31, 2007        309,343              243,440
    Paid-in Capital                        (4,995)              (4,995)
    Deficit Accumulated during
    the Development Stage                (346,299)            (256,474)
                                       -----------          -----------
    Total Stockholders' Equity            (41,951)             (18,029)
                                       -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $    7,725           $   32,846
                                       ===========          ===========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       5
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, MARCH 1, 2004 THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                           INCEPTION
                                                         MARCH 1, 2004
                                                            THROUGH
                            FEB 29, 2008   FEB 28, 2007   FEB 29, 2008
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                       -              -              -
                            ------------   ------------   ------------
    Gross Profit                      -              -              -

Operating Expenses
  General and Administrative     63,533         72,450        317,059
                            ------------   ------------   ------------
    Total Operating Expenses     63,533         72,450        317,059
                            ------------   ------------   ------------
    Loss from Operations        (63,533)       (72,450)      (317,059)
                            ------------   ------------   ------------
Other Expense
  Interest Expense                1,292              -          4,240
  Loss on Investment             25,000              -         25,000
                            ------------   ------------   ------------
Other Income / (Expenses)       (26,292)             -        (29,240)

Net Loss                    $   (89,825)   $   (72,450)   $  (346,299)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.003)    $   (.004)
                            ============   ============

Weighted Average Shares
            Outstanding      30,934,259     16,710,669
                            ============   ============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.







                                        6
CORE MEDICAL GROUP, INC.
(f/k/a Swap and Shop.net Corp.)
A Development Stage Company
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)
                            FEB 29, 2008   FEB 28, 2007
                            ------------   ------------
Revenues
  Net Sales                 $         -    $         -
  Cost of Sales                       -              -
                            ------------   ------------
    Gross Profit                      -              -

Operating Expenses
  General and Administrative      8,981         14,637
                            ------------   ------------
    Total Operating Expenses      8,981         14,637
                            ------------   ------------
    Loss from Operations         (8,981)       (14,637)

  Interest Expense                  217              -
                            ------------   ------------
Net Loss                    $    (9,198)   $   (14,637)
                            ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.001)    $   (.001)
                            ============   ============

Weighted Average Shares
            Outstanding      30,934,259     19,158,928
                            ============   ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.











                                      7



CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM June 1, 2005 THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                        Number    At Par    Add'l                 Total
                          of       Value   Paid In   Accumulated  Stockholder
                        Shares     $.01    Capital    (Deficit)    Equity
Balance,              ---------  --------  --------   ---------   ---------
  June1, 2005         5,499,503  $ 54,995  $ (4,995)  $(35,873)   $  14,127

Convert Debt to
 Common Stock
 (See NOTE O)         5,242,976    52,430         -          -       52,430

Convert Professional
Fees to Common Stock  1,000,000    10,000         -          -       10,000

Net Loss 2006                 -         -         -   (102,983)    (102,983)

Convert Debt to
 Common Stock
 (See NOTE O)        11,751,517   117,515         -          -      117,515

Convert Professional
 Fees to Common Stock   850,000     8,500         -          -        8,500

Net Loss 2007                 -         -         -    (117,618)   (117,618)
                      ---------  --------  --------   ---------   ---------
Balance,
 May 31, 2007        24,343,996   243,440   (4,995)    (256,474)    (18,029)

Convert Debt to
 Common Stock
 (See NOTE O)         4,890,263    48,903         -           -      48,903

Convert Professional
 Fees to Common Stock 1,700,000    17,000         -           -      17,000

Net Loss Feb 29, 2008         -         -         -     (89,825)    (89,825)
                      ---------  --------  --------   ---------   ---------
Balance,
  February 29, 2008  30,934,259 $ 309,343  $ (4,995)  $(346,299)  $ (41,951)
                      ==========  ========  ========   =========   =========




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                       8
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                               INCEPTION
                                                              MARCH 1, 2004
                                                                THROUGH
                                        2008        2007     FEBRUARY 29, 2008
                                     ----------  ----------    ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $      -
  Cash paid to suppliers of goods
      and services                        (130)    (63,859)      (87,513)
                                     ----------  ----------    ----------
   Net Cash Flows Used in
       Operating Activities               (130)    (63,859)      (87,513)
                                     ----------  ----------    ----------

Cash Flows From Investing Activities
  Payment of Intangible Assets               -           -             -
  Deposits made for acquisitions             -           -       (25,000)
                                     ----------  ----------    ----------
     Net Cash Flows Provided By
       (Used In) Investing Activities        -           -       (25,000)
                                     ----------  ----------    ----------

Cash Flows From Financing Activities
  Sale of Common Stock                      37      89,515        50,037
  Proceeds of loans from shareholders        -     (20,930)       36,028
  Loans from related company               120           -        34,391
  Loans to related company              (4,039)     (4,271)       (7,939)
                                     ----------  ----------    ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   (3,882)     64,314       112,517
                                     ----------  ----------    ----------
 Net Increase / (Decrease) in Cash      (4,012)        455             4

Cash and Cash Equivalents at
 Beginning of Period                     4,016          49             0
                                     ----------  ----------    ----------
Cash and Cash Equivalents at
 End of Period                       $       4   $     504     $       4
                                     ==========  ==========    ==========







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                       9
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities



                                              FEB 29, 2008     FEB 28, 2007
                                              ------------     ------------
 Net Income (Loss)                            $   (89,825)     $   (72,450)

 Add items not requiring outlay of cash:
   Convert related party debt to equity            41,539                -
   Convert professional fees to equity             17,000                -
   Loss on Investment Deposit                      25,000                -

 Cash was increased by:
   Decrease in prepaid assets                           9            5,000
   Increase in accounts payable                     6,147            3,590

 Cash was decreased by:
   Increase in prepaid assets                           -                -
                                              ------------      ------------
      Net Cash Flows Used in
       Operating Activities                   $      (130)      $  (63,859)
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

NOTE D - PREPAID EXPENSES

The Company has prepaid expenses at February 29, 2008 and May 31, 2007 in the amounts of $9 and $9, respectively, which consist of domain name registration fees.

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

NOTE G - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 29, 2008 totals approximately $330,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE I - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                        FEBRUARY 29, 2008
                                                        ----------------
      Loss carry forward for tax purposes                 $    330,000
                                                        ===============
       Deferred tax asset (34%)                                112,200
       Valuation allowance                                    (112,200)
                                                        ---------------
       Net deferred tax asset                             $          0
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

                                      13
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO FINANCIAL STATEMENTS

NOTE J - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $121 for funds advanced to the Company for its operations. Green Energy Group is owed $6,900 and Click to Raffle is owed $700 as if August 31, 2007.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total expense allocated to the Company during the three months ended February 29, 2008 was $28,795. A portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 29, 2008 and February 28, 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

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



                                      18

CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

The new SEC 144 Rule will reduce eighteen (18) months off the time that the 144 restriction may be removed; and saves significant SEC registration fee costs for each company. This rule adopted by the SEC on December 15, 2007 assures that, 144 Private Placement shares will be automatically eligible for resale in six
(6) months.

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

Repayment of the promissory note will come from the following intended sources:
The SEC 144 Six (6) Month Rule was adopted on December 15, 2007 becoming effective on February 15, 2007. The Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended February 29, 2008
with the nine months ended February 28, 2007
-------------------------------------------------------------------

Revenue for the six month periods ended February 29, 2008 and February 28, 2007 was $0.

Cost of sales, which includes depreciation expense, was $0 for both nine month periods.


                                       19
CORE MEDICAL GROUP, INC.
(F/K/A SWAP AND SHOP.NET CORP.)
A DEVELOPMENT STAGE ENTERPRISE

Operating expenses for the nine months ended February 29, 2008 totaled $(63,533) compared to $(72,450) for the nine months ended February 28, 2007. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current nine-month period was $1,292 compared to $0 in the corresponding prior year period.

Loss on Investment in the current nine-month period was $25,000 compared to $0 in the corresponding prior year period

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the nine months ended February 29, 2008 was also $(89,825) versus a net loss of $(72,450) recorded in the nine months ended February 28, 2007.

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

April 15, 2008                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 15, 2008                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer
                                    22
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: April 15, 2008
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

Date: April 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                     24
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Core Medical Group, Inc. (f/k/a Swap and Shop.net Corp.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2008


[A signed original of this written statement required by Section 906 has been provided to Core Medical Group, Inc. (f/k/a Swap and Shop.net Corp.) and will be retained by Core Medical Grou